Form 10-Q
period 2018-06-30
AMERICAN RIVER BANKSHARES
filed 2018-08-09
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,864,802 shares outstanding at August 9, 2018.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49

Part II.

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50

Signatures		51

Exhibit Index		52

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$45,068	$38,467
Federal funds sold	8,000	—
Total cash and cash equivalents	53,068	38,467
Interest-bearing deposits in banks	1,746	1,746
Investment securities:
Available-for-sale, at fair value	281,660	262,322
Held-to-maturity, at amortized cost	330	378
Loans and leases, less allowance for loan and lease losses of $4,492 at June 30, 2018 and $4,478 at December 31, 2017	290,552	308,713
Premises and equipment, net	1,084	1,158
Federal Home Loan Bank stock	3,932	3,932
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	961	961
Bank owned life insurance	15,273	15,122
Accrued interest receivable and other assets	10,329	6,502
	$675,256	$655,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$221,402	$215,528
Interest-bearing	359,914	340,552
Total deposits	581,316	556,080

Short-term borrowings	6,500	3,500
Long-term borrowings	9,000	12,000
Accrued interest payable and other liabilities	6,547	7,121

Total liabilities	603,363	578,701

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,864,802 shares at June 30, 2018 and 6,132,362 shares at December 31, 2017	30,082	34,463
Retained earnings	44,801	42,779
Accumulated other comprehensive loss, net of taxes	(2,990)	(321)

Total shareholders’ equity	71,893	76,921
	$675,256	$655,622

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2018	2017	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$3,483	$3,458	$6,811	$6,888
Exempt from Federal income taxes	128	133	256	266
Interest on Federal funds sold	98	—	148	—
Interest on deposits in banks	7	3	13	5
Interest and dividends on investment securities:
Taxable	1,637	1,363	3,028	2,686
Exempt from Federal income taxes	145	159	308	316
Dividends	—	5	—	13
Total interest income	5,498	5,121	10,564	10,174
Interest expense:
Interest on deposits	324	203	599	397
Interest on borrowings	54	49	108	97
Total interest expense	378	252	707	494

Net interest income	5,120	4,869	9,857	9,680
Provision for loan and lease losses	—	—	—	—

Net interest income after provision for loan and lease losses	5,120	4,869	9,857	9,680
Noninterest income:
Service charges on deposit accounts	116	114	233	231
Gain on sale or call of investment securities	10	86	11	142
Other noninterest income	254	239	508	485
Total noninterest income	380	439	752	858

Noninterest expense:
Salaries and employee benefits	2,517	2,064	4,723	4,234
Occupancy	262	262	524	531
Furniture and equipment	136	147	274	298
Federal Deposit Insurance Corporation assessments	53	52	106	105
Expenses related to other real estate owned	(3)	12	2	32
Other expense	863	831	1,549	1,598
Total noninterest expense	3,828	3,368	7,178	6,798

Income before provision for income taxes	1,672	1,940	3,431	3,740

Provision for income taxes	403	643	809	1,259

Net income	$1,269	$1,297	$2,622	$2,481

Basic earnings per share	$0.22	$0.20	$0.44	$0.38
Diluted earnings per share	$0.22	$0.20	$0.44	$0.38

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2018	2017	2018	2017
Net income	$1,269	$1,297	$2,622	$2,481
Other comprehensive income:
(Decrease) increase in net unrealized gains on investment securities	(1,150)	412	(3,862)	873
Deferred tax benefit (expense)	367	(166)	1,200	(344)
Increase in net unrealized (losses) gains on investment securities, net of tax	(783)	246	(2,662)	529

Reclassification adjustment for realized gains included in net income	(10)	(86)	(11)	(142)
Tax effect	3	35	4	57
Realized gains, net of tax	(7)	(51)	(7)	(85)
Total other comprehensive (loss) gain income	(790)	195	(2,669)	444
Comprehensive income (loss)	$479	$1,492	$(47)	$2,925

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	6,661,726	$42,484	$40,822	$544	$83,850
Net income			2,481		2,481
Other comprehensive income, net of tax				444	444

Cash dividends ($0.10 per share)			(657)		(657)
Net restricted stock award activity and related compensation expense	22,032	181			181
Stock options exercised	7,095	60			60
Stock option compensation expense	—	20			20
Retirement of common stock	(333,086)	(5,006)			(5,006)

Balance, June 30, 2017	6,357,767	$37,739	$42,646	$988	$81,373

Balance, January 1, 2018	6,132,362	34,463	42,779	(321)	76,921
Net income			2,622		2,622
Other comprehensive loss, net of tax				(2,669)	(2,669)

Cash dividends ($0.10 per share)			(601)		(601)
Net restricted stock award activity and related compensation expense	17,859	136	1		137
Stock options exercised	13,359	123			123
Stock option compensation expense	—	14			14
Retirement of common stock	(298,778)	(4,654)			(4,654)

Balance, June 30, 2018	5,864,802	$30,082	$44,801	$(2,990)	$71,893

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,622	$2,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	—
Increase in deferred loan origination fees, net	93	3
Depreciation and amortization	138	173
Gain on sale and call of investment securities, net	(11)	(142)
Amortization of investment security premiums and discounts, net	1,491	1,648
Increase in cash surrender values of life insurance policies	(151)	(157)
Stock based compensation expense	151	201
Increase in accrued interest receivable and other assets	(2,604)	(98)
Decrease in accrued interest payable and other liabilities	(574)	(442)

Net cash provided by operating activities	1,155	3,667

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	14,443	17,605
Proceeds from matured available-for-sale investment securities	—	1,930
Proceeds from called available-for-sale investment securities	1,499	145
Purchases of available-for-sale investment securities	(61,756)	(45,419)
Proceeds from principal repayments for available-for-sale investment securities	21,105	21,513
Proceeds from principal repayments for held-to-maturity investment securities	48	54
Net increase in interest-bearing deposits in banks	—	(249)
Net decrease in loans	18,067	7,937
Net increase in FHLB stock	—	(153)
Purchases of equipment	(64)	(86)

Net cash (used in) provided by investing activities	(6,658)	3,277
7

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2018	2017
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$27,717	$(4,771)
Net decrease in time deposits	(2,481)	(2,155)
Net increase (decrease) in short-term borrowings	3,000	(1,500)
Net (decrease) increase in long-term borrowings	(3,000)	1,500
Proceeds from stock option exercise	123	60
Cash dividends paid	(601)	(657)
Cash paid to repurchase common stock	(4,654)	(5,006)

Net cash provided by (used in) financing activities	$20,104	$(12,529)

Increase (decrease) in cash and cash equivalents	14,601	(5,585)

Cash and cash equivalents at beginning of year	38,467	27,589

Cash and cash equivalents at end of period	$53,068	$22,004

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2018 and December 31, 2017, the results of its operations and statement of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, its cash flows for the six-month periods ended June 30, 2018 and 2017 and its statement of changes in shareholders’ equity for the six months ended June 30, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three-month and six-month periods ended June 30, 2018 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 18,041 options remain outstanding at June 30, 2018. At June 30, 2018, under the 2010 Plan, there were 31,008 stock options and 41,457 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,290,590. The 2010 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options may be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2018 and 2017, the compensation cost recognized for equity compensation was $78,000 and $100,000, respectively. The recognized tax benefit for equity compensation expense was $19,000 and $36,000, respectively, for the three-month periods ended June 30, 2018 and 2017. For the six-month periods ended June 30, 2018 and 2017, the compensation cost recognized for equity compensation was $151,000 and $201,000, respectively. The recognized tax benefit for equity compensation expense was $37,000 and $73,000, respectively, for the six-month periods ended June 30, 2018 and 2017.

At June 30, 2018, the total unrecognized pre-tax compensation cost related to nonvested stock option awards was $36,000. This amount will be recognized over the next 2.0 years and the weighted average period of recognizing these costs is expected to be 1.2 years. At June 30, 2018, the total unrecognized pre-tax compensation cost related to restricted stock awards was $458,000. This amount will be recognized over the next 3.9 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and six-month periods ended June 30, 2018 and June 30, 2017. A summary of option activity under the Plans as of June 30, 2018 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2018	97,543	$11.26	3.1 years	$419
Awarded	—	—	—	—
Exercised	(13,359)	9.23	—	—
Expired, forfeited or cancelled	(35,135)	15.67	—	—
Outstanding at June 30, 2018	49,049	$8.65	3.9 years	$353
Vested at June 30, 2018	41,913	$8.54	3.5 years	$306
Non-vested at June 30, 2018	7,136	$9.29	6.5 years	$47
10

Restricted Stock

There were 10,915 and 22,514 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2018, respectively. There were 9,949 and 24,982 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2017, respectively. A summary of restricted stock award activity under the 2010 Plan as of June 30, 2018 and changes during the period then ended is presented below:

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2018	49,053	$12.27
Awarded	22,514	15.44
Less: Vested	(25,455)	10.84
Less: Expired, forfeited or cancelled	(4,655)	13.69
Nonvested at June 30, 2018	41,457	$10.61

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month or six-month month periods ended June 30, 2018 or 2017 or outstanding at June 30, 2018 or December 31, 2017.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $15.85 as of June 30, 2018.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $21,966,000 and standby letters of credit of approximately $121,000 at June 30, 2018 and loan commitments of approximately $10,923,000 and standby letters of credit of approximately $121,000 at December 31, 2017. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2018 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2018 or December 31, 2017.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,843,340 and 5,919,321 shares for the three-month and six-month periods ended June 30, 2018 and 6,346,650 and 6,454,864 shares for the three-month and six-month periods ended June 30, 2017). Using the treasury stock method, diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards.  There were 39,574 and 38,082, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2018 and 81,372 and 85,801, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2017.  For the three-month periods ended June 30, 2018 and 2017, there were zero and 32,448 stock options, respectively, that were excluded from the calculation as they were considered antidilutive.  For the six-month periods ended June 30, 2018 and 2017, there were zero and 32,448 stock options, respectively, that were excluded from the calculation as they were considered antidilutive.  Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at June 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$260,715	$634	$(4,890)	$256,459
Obligations of states and political subdivisions	15,851	153	(294)	15,710
Corporate bonds	6,492	84	(70)	6,506
U.S. Treasury securities	2,989	—	(4)	2,985
	$286,047	$871	$(5,258)	$281,660

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$233,956	$1,184	$(2,271)	$232,869
Obligations of states and political subdivisions	22,281	528	(94)	22,715
Corporate bonds	6,490	160	(24)	6,626
Equity securities:
Corporate stock	51	61	—	112
	$262,778	$1,933	$(2,389)	$262,322

Net unrealized losses on available-for-sale investment securities totaling $4,387,000 were recorded, net of $1,397,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at June 30, 2018. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2018 totaled $15,942,000 and $11,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2018.

Net unrealized losses on available-for-sale investment securities totaling $456,000 were recorded, net of $135,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2017. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended June 30, 2017 totaled $9,133,000 and $86,000, respectively, and for the six-month period ended June 30, 2017 proceeds and gross realized gains from the sale and call of available-for-sale investment securities totaled $17,750,000 and $142,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2017.

Held-to-Maturity

June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$330	$19	$—	$349

December 31, 2017		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$378	$26	$—	$404

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2018 and June 30, 2017. Investment securities with unrealized losses at June 30, 2018 and December 31, 2017 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

June 30, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Entities	$146,460	$(2,727)	59,701	(2,163)	$206,161	$(4,890)
Obligations of states and political subdivisions	1,686	(89)	4,483	(205)	6,169	(294)
Corporate bonds	2,422	(70)	—	—	2,422	(70)
U.S. Treasury securities	2,985	(4)	—	—	2,985	(4)
	$153,553	$(2,890)	$64,184	$(2,368)	$217,737	$(5,258)

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Entities	$119,455	$(1,148)	$49,258	$(1,123)	$168,713	$(2,271)
Obligations of states and political subdivisions	1,130	(9)	4,654	(85)	5,784	(94)
Corporate bonds	1,967	(24)	—	—	1,967	(24)
	$122,552	$(1,181)	$53,912	$(1,208)	$176,464	$(2,389)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2018 or December 31, 2017.

At June 30, 2018, the Company held 218 securities of which 87 were in a loss position for less than twelve months and 43 were in a loss position for twelve months or more.  Of the 87 securities in a loss position for less than twelve months, 80 were U.S. Government Agencies and Sponsored Entities securities, five were obligations of states or political subdivisions, and two were corporate bonds and of the 43 securities that were in a loss position for greater than twelve months, 39 were U.S. Government Agencies and Sponsored Entities securities and four was an obligation of states or political subdivisions.

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

The amortized cost and estimated fair values of investment securities at June 30, 2018 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2,989	$2,985
After one year through five years	4,629	4,570
After five years through ten years	12,306	12,310
After ten years	5,408	5,336
	25,332	25,201
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Entities	260,715	256,459	$330	$349
	$286,047	$281,660	$330	$349

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2018 and December 31, 2017, the recorded investment in nonperforming loans and leases was approximately $1,944,000 and $1,892,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At June 30, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $11,981,000, which includes $1,944,000 in nonaccrual loans and leases and $10,037,000 in performing loans and leases. Of the total impaired loans of $11,981,000, loans totaling $6,385,000 were deemed to require no specific reserve and loans totaling $5,596,000 were deemed to require a related valuation allowance of $446,000. At December 31, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $13,757,000, which includes $1,892,000 in nonaccrual loans and leases and $11,865,000 in performing loans and leases. Of the total impaired loans of $13,757,000, loans totaling $7,601,000 were deemed to require no specific reserve and loans totaling $6,156,000 were deemed to require a related valuation allowance of $355,000.

At June 30, 2018 and December 31, 2017, the recorded investment in other real estate owned (“OREO”) was $961,000. During the first and second quarters of 2018, the Company did not add any new, impair, or sell any of the OREO properties. The June 30, 2018 and December 31, 2017 OREO balance of $961,000 consisted of one commercial land property.

Nonperforming assets at June 30, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$13	$1,603
Nonaccrual loans and leases that are past due	1,931	289
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	961	961
Total nonperforming assets	$2,905	$2,853

Nonperforming loans and leases to total loans and leases	0.66%	0.60%
Total nonperforming assets to total assets	0.43%	0.44%

Impaired loans and leases as of and for the periods ended June 30, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	As of June 30, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$1,598	$2,671	$—
Real estate-commercial	5,990	6,223	—	5,674	5,907	—
Real estate-residential	326	413	—	329	416	—
Consumer	69	69	—	—	—	—
Subtotal	$6,385	$6,705	$—	$7,601	$8,994	$—

With an allowance recorded:
Commercial	$1,562	$2,635	$200	$—	$—	$—
Real estate-commercial	2,771	2,854	171	4,396	4,483	261
Real estate-multi-family	—	—	—	474	474	21
Real estate-residential	1,263	1,263	75	1,286	1,286	73
Subtotal	$5,596	$6,752	$446	$6,156	$6,243	$355

Total:
Commercial	$1,562	$2,635	$200	$1,598	$2,671	$—
Real estate-commercial	8,761	9,077	171	10,070	10,390	261
Real estate-multi-family	—	—	—	474	474	21
Real estate-residential	1,589	1,676	75	1,615	1,702	73
Consumer	69	69	—	—	—	—
	$11,981	$13,457	$446	$13,757	$15,237	$355

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial	$1,562	$16	$1,580	$—
Real estate-commercial	8,794	14,067	8,828	13,732
Real estate-multi-family	—	481	—	478
Real estate-residential	1,596	2,296	1,602	2,437
Agriculture	—	357	—	351
Consumer	69	—	69	—
Total	$12,021	$17,217	$12,079	$16,998
15

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Commercial	$—	$—	$—	$1
Real estate-commercial	129	179	238	356
Real estate-multi-family	—	8	—	16
Real estate-residential	21	37	41	63
Agriculture	—	4	—	9
Consumer	—	—	2	—
Total	$150	$228	$281	$445

7. TROUBLED DEBT RESTRUCTURINGS

During the three and six-month periods ended June 30, 2018 and 2017, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2018, with the exception of one commercial loan with a June 30, 2018 balance of $1,562,000. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2017. At June 30, 2018 and December 31, 2017, there were no unfunded commitments on those loans considered troubled debt restructures.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2018 and December 31, 2017 are summarized below:

June 30, 2018	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$23,308	$160,143	$62,197	$6,408	$14,976
Watch	125	15,854	3,871	—	1,848
Special mention	—	1,265	—	—	—
Substandard	31	282	—	—	—
Doubtful or loss	1,562	—	—	—	—
Total	$25,026	$177,544	$66,068	$6,408	$16,824

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$117	$2,603	$529		$270,281
Watch	—	—	150		21,848
Special mention	—	—	1		1,266
Substandard	—	—	69		382
Doubtful or loss	—	—	—		1,562
Total	$117	$2,603	$749		$295,339
16

December 31, 2017	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$23,617	$164,815	$73,644	$5,863	$13,767
Watch	96	18,083	4,381	—	1,507
Special mention	66	2,265	—	—	539
Substandard	—	289	—	—	—
Doubtful or loss	1,598	—	—	—	—
Total	$25,377	$185,452	$78,025	$5,863	$15,813

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$205	$1,713	$713		$284,337
Watch	—	—	155		24,222
Special mention	—	—	70		2,940
Substandard	—	—	7		296
Doubtful or loss	—	—	—		1,598
Total	$205	$1,713	$945		$313,393
17

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

June 30, 2018
(dollars in thousands)		Real Estate				Other
			Multi-
	Commercial	Commercial	Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2018	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	213	(78)	(208)	29	34	(1)	18	(3)	(4)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	9	4	—	—	—	1	—	—	—	14

Ending balance, June 30, 2018	$669	$2,100	$839	$298	$239	$—	$49	$11	$287	$4,492

Ending balance:
Individually evaluated for impairment	$200	$171	$—	$—	$75	$—	$—	$—	$—	$446

Ending balance:
Collectively evaluated for impairment	$469	$1,929	$839	$298	$164	$—	$49	$11	$287	$4,046

Loans

Ending balance	$25,026	$177,544	$66,068	$6,408	$16,824	$117	$2,603	$749	$—	$295,339

Ending balance:
Individually evaluated for impairment	$1,562	$8,761	$—	$—	$1,589	$—	$—	$69	$—	$11,981

Ending balance:
Collectively evaluated for impairment	$23,464	$168,783	$66,068	$6,408	$15,235	$117	$2,603	$680	$—	$283,358

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2018	$546	$2,143	$966	$288	$218	$—	$31	$15	$281	$4,488
Provision for loan losses	121	(45)	(127)	10	21	—	18	(4)	6	—
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	2	2	—	—	—	—	—	—	—	4

Ending balance, June 30, 2018	$669	$2,100	$839	$298	$239	$—	$49	$11	$287	$4,492
18

December 31, 2017
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$—	$261	$21	$—	$73	$—	$—	$—	$—	$355

Ending balance:
Collectively evaluated for impairment	$447	$1,913	$1,026	$269	$132	$—	$31	$14	$291	$4,123

Loans

Ending balance	$25,377	$185,452	$78,025	$5,863	$15,813	$205	$1,713	$945	$—	$313,393

Ending balance:
Individually evaluated for impairment	$1,598	$10,070	$474	$—	$1,615	$—	$—	$—	$—	$13,757

Ending balance:
Collectively evaluated for impairment	$23,779	$175,382	$77,551	$5,863	$14,198	$205	$1,713	$945	$—	$299,636

June 30, 2017
(dollars in thousands)		Real Estate				Other
			Multi-
	Commercial	Commercial	Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2017	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	58	(12)	(62)	11	15	—	(5)	(8)	3	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	3	53	—	—	—	—	—	3	—	59

Ending balance, June 30, 2017	$916	$2,091	$789	$457	$268	$1	$59	$19	$281	$4,881

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2017	$836	$2,107	$836	$479	$232	$1	$62	$21	$259	$4,833
Provision for loan losses	78	(60)	(47)	(22)	36	—	(3)	(4)	22	—
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	2	44	—	—	—	—	—	2	—	48

Ending balance, June 30, 2017	$916	$2,091	$789	$457	$268	$1	$59	$19	$281	$4,881

The Company’s aging analysis of the loan and lease portfolio at June 30, 2018 and December 31, 2017 are summarized below:

June 30, 2018							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$18	$1,562	$1,580	$23,446	$25,026	—	$1,593
Real estate:
Commercial	—	—	283	283	177,261	177,544	—	283
Multi-family	—	—	—	—	66,068	66,068	—	—
Construction	—	—	—	—	6,408	6,408	—	—
Residential	99	—	—	99	16,725	16,824	—	—
Other:
Leases	—	—	—	—	117	117	—	—
Agriculture	—	—	—	—	2,603	2,603	—	—
Consumer	—	—	69	69	680	749	—	68
Total	$99	$18	$1,914	$2,031	$293,308	$295,339	$—	$1,944

December 31, 2017							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$25,377	$25,377	$—	$1,597
Real estate:
Commercial	—	—	289	289	185,163	185,452	—	289
Multi-family	—	—	—	—	78,025	78,025	—	—
Construction	—	—	—	—	5,863	5,863	—	—
Residential	146	—	—	146	15,667	15,813	—	—

Other:
Leases	—	—	—	—	205	205	—	—
Agriculture	—	—	—	—	1,713	1,713	—	—
Consumer	1	—	—	1	944	945	—	6

Total	$147	$—	$289	$436	$312,957	$313,393	$—	$1,892
20

9. BORROWING ARRANGEMENTS

At June 30, 2018, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2018 or December 31, 2017.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at June 30, 2018, bearing interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2017, bearing interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2018 and December 31, 2017 totaled $108,277,000 and $117,546,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2018 and December 31, 2017 were $7,920,000 and $9,085,000, respectively. There were no advances outstanding under this borrowing arrangement as of June 30, 2018 and December 31, 2017.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and six-month periods ended June 30, 2018 and 2017.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2018 and the entry price notion for valuing financial instruments in 2017. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$45,068	$45,068	$—	$—	$45,068
Federal funds sold	8,000	8,000	—	—	8,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	281,660	2,985	278,675	—	281,660
Held-to-maturity securities	330	—	349	—	349
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	290,552	—	—	298,480	298,480
Accrued interest receivable	1,873	—	1,067	806	1,873
Financial liabilities:
Deposits:
Noninterest-bearing	$221,402	$221,402	$—	$—	$221,402
Savings	70,184	70,184	—	—	70,184
Money market	145,801	145,901	—	—	145,901
Interest checking	66,729	66,729	—	—	66,729
Time Deposits	77,200	—	77,038	—	77,038
Short-term borrowings	6,500	6,500	—	—	6,500
Long-term borrowings	9,000	—	8,980	—	8,980
Accrued interest payable	65	7	58	—	65
22

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$38,467	$38,467	$—	$—	$38,467
Interest-bearing deposits in banks	1,746	—	1,750	—	1,750
Available-for-sale securities	262,322	66	262,256	—	262,322
Held-to-maturity securities	378	—	404	—	404
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	308,713	—	—	317,900	317,900
Accrued interest receivable	1,956	—	1,124	832	1,956
Financial liabilities:
Deposits:
Noninterest-bearing	$215,528	$215,528	$—	$—	$215,528
Savings	66,130	66,130	—	—	66,130
Money market	130,032	130,032	—	—	130,032
Interest checking	64,709	64,709	—	—	64,709
Time Deposits	79,681	—	79,614	—	79,614
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12.000	—	11,978	—	11,978
Accrued interest payable	65	4	61	—	65

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at December 31, 2017.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
June 30, 2018
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Entities	$256,459	$—	$256,459	$—	$—
Obligations of states and political subdivisions	15,710	—	15,710	—	—
Corporate bonds	6,506	—	6,506	—	—
U.S. Treasury bonds	2,985	2,985	—	—	—
Total recurring	$281,660	$2,985	$278,675	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$1,362	$—	$—	$1,362	$—
Total nonrecurring	$1,362	$—	$—	$1,362	$—
24

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2017
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$232,869	$—	$232,869	$—	$—
Corporate Debt securities	6,626	—	6,626
Obligations of states and political subdivisions	22,715	—	22,715	—	—
Corporate stock	112	66	46	—	—
Total recurring	$262,322	$66	$262,256	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,598	$—	$—	$1,598	$(1,073)
Real estate:
Commercial	178	—	—	178	—
Residential	329	—	—	329	—

Other real estate owned
Land	961	—	—	961	—
Total nonrecurring	$3,066	$—	$—	$3,066	$(1,073)

There were no significant transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2018 or the twelve months ended December 31, 2017.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2017 and June 30, 2018 and its income and expense accounts for the three-month and six-month periods ended June 30, 2018 and 2017. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “this Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	legislation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan and lease losses;
•	potential expenses associated with resolving nonperforming assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors, as well as regulatory changes;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation and other legal developments;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.
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
29

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 100 full-time employees as of June 30, 2018.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2018 and 2017, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,269,000 for the quarter ended June 30, 2018, which was a decrease of $28,000 compared to $1,297,000 reported for the same period of 2017. Diluted earnings per share for the second quarter of 2018 were $0.22 compared to $0.20 recorded in the second quarter of 2017. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2018 were 7.09% and 0.75%, respectively, as compared to 6.35% and 0.80%, respectively, for the same period in 2017.

Net income for the six months ended June 30, 2018 and 2017 was $2,622,000 and $2,481,000, respectively, with diluted earnings per share of $0.44 in 2018 and $0.38 in 2017. For the first six months of 2018, ROAE was 7.24% and ROAA was 0.77% compared to 6.05% and 0.77%, respectively, for the same period in 2017.

Total assets of the Company increased by $19,634,000, or 3.0%, from $655,622,000 at December 31, 2017 to $675,256,000 at June 30, 2018. Net loans totaled $290,552,000 at June 30, 2018, a decrease of $18,161,000 or (5.9%) from $308,713,000 at December 31, 2017. Deposit balances at June 30, 2018 totaled $581,316,000, an increase of $25,236,000, or 4.5%, from the $556,080,000 at December 31, 2017.

The Company ended the second quarter of 2018 with a leverage capital ratio of 8.8%, a Tier 1 capital ratio of 17.6%, and a total risk-based capital ratio of 18.8% compared to 9.5%, 18.1%, and 19.3%, respectively, at December 31, 2017. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest income*	$5,553	$5,222	$10,678	$10,373
Interest expense	(378)	(252)	(707)	(494)
Net interest income*	5,175	4,970	9,971	9,879
Provision for loan and lease losses	—	—	—	—
Noninterest income	380	439	752	858
Noninterest expense	(3,828)	(3,368)	(7,178)	(6,798)
Provision for income taxes	(403)	(643)	(809)	(1,259)
Tax equivalent adjustment	(55)	(101)	(114)	(199)
Net income	$1,269	$1,297	$2,622	$2,481

Average total assets	$681,932	$647,381	$683,155	$650,058
Net income (annualized) as a percentage of average total assets	0.75%	0.80%	0.77%	0.77%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.36% for the three months ended June 30, 2018, 3.41% for the three months ended June 30, 2017, 3.32% for the six months ended June 30, 2018 and 3.43% for the six months ended June 30, 2017.

The total fully taxable equivalent interest income component for the second quarter of 2018 increased $331,000, or 6.3%, to $5,553,000 compared to $5,222,000 for the three months ended June 30, 2017. The increase in the fully taxable equivalent interest income for the second quarter of 2018 compared to the same period in 2017 is broken down by rate (up $346,000) and volume (down $15,000). The yield on earning assets increased from 3.59% during the second quarter of 2017 to 3.60% during the second quarter of 2018. The primary driver in this rate increase was an increase in the yield on loans which increased from 4.61% in the second quarter of 2017 to 4.79% in the second quarter of 2018 and an increase in yields on the investment portfolio which increased from 2.38% in the second quarter of 2017 to 2.51% in the second quarter of 2018. The increased yield in 2018 compared to 2017 was due to the overall higher interest rate environment. Despite the increased yield earned on the loans and investments the yield on earning assets increased just 0.01% from 3.59% to 3.60%. The increase in yield from the loans and investments was partially offset by an increase in the balances of Federal funds sold. Federal funds sold balances increased from zero in the second quarter of 2017 to an average balance of $22,209,000 in the second quarter of 2018. However, the yield on these lower earning Federal fund balances was 1.77%, thus reducing the overall yield on earning assets.

The volume decrease of $15,000 was primarily from a decrease in loans ($134,000), partially offset by an increase in investment balances ($118,000). Average loans balances decreased $11,691,000, or (3.7%), from $316,423,000 during the second quarter of 2017 to $304,732,000 during the second quarter of 2018 and the average investment balances increased $23,395,000, or 8.8%, from $266,109,000 during the second quarter of 2017 to $289,504,000 during the second quarter of 2018.

The total fully taxable equivalent interest income for the six months ended June 30, 2018 increased $305,000, 2.9%, to $10,678,000 compared to $10,373,000 for the six months ended June 30, 2017. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2018 over the same period in 2017 resulted from a increase in rate (up $408,000) and a decrease in volume (down $103,000). The primary driver in this rate increase was an increase in the yield on loans which increased from 4.59% in 2017 to 4.69% in 2018 and an increase in yields on the investment portfolio which increased from 2.40% in 2017 to 2.45% in 2018. The increased yield in 2018 compared to 2017 was due to the overall higher interest rate environment. Despite the increased yield earned on the loans and investments the yield on earning assets decreased from 3.60% in 2017 to 3.56% in 2018. The increase in yield from the loans and investments was partially offset by an increase in the balances of Federal funds sold. Federal funds sold balances increased from zero in the first six months of 2017 to an average balance of $17,994,000 in the first six months of 2018. The yield on these lower earning Federal fund balances was 1.66%, thus reducing the overall yield on earning assets.

Interest expense was $126,000, or 50.0%, higher in the second quarter of 2018 versus the prior year period, increasing from $252,000 to $378,000. The $126,000 increase in interest expense during the second quarter of 2018 compared to the second quarter of 2017 was due to higher rates (up $125,000) and higher volume (up $1,000). The increase in interest expense can be attributed to an increase in rates paid on deposit and borrowing balances during a higher interest rate environment. Rates paid on interest bearing liabilities increased 11 basis points from 0.28% to 0.39% for the second quarter of 2017 compared to the same period in 2018. The largest increase due to rates occurred in the time deposits. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits increased by $79,000, or 48.8%, from $162,000 in the second quarter of 2017 to $241,000 in the second quarter of 2018 while the average time deposit balances decreased by $2,439,000, or (3.0%), from $81,643,000 in the second quarter of 2017 to $79,204,000 in the second quarter of 2018.

Interest expense was $213,000, or 43.1% higher, in the six-month period ended June 30, 2018 increasing from $494,000 in 2017 to $707,000 in 2018. The increase is related to rates (up $213,000). Rates paid on interest bearing liabilities increased 9 basis points from 0.28% to 0.37% for the first six months of 2017 compared to the first six months of 2018. Of the $213,000 increase in interest expense, $146,000 is related to higher rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Net interest expense on time deposits increased by $136,000, or 42.9%, from $317,000 in 2017 to $453,000 in 2018 while the average time deposit balances decreased by $2,524,000, or 3.1%, from $81,971,000 in 2017 to $79,447,000 in 2018.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2018			2017
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$290,933	$3,483	4.80%	$302,062	$3,458	4.59%
Tax-exempt loans and leases (2)	13,799	153	4.45%	14,361	180	5.03%
Taxable investment securities	268,731	1,637	2.44%	243,199	1,363	2.25%
Tax-exempt investment securities (2)	20,773	175	3.38%	22,811	212	3.73%
Corporate stock (2)	—	—	—	99	6	24.31%
Federal funds sold	22,209	98	1.77%	—	—	—
Investments in time deposits	1,741	7	1.61%	1,259	3	0.96%
Total earning assets	618,186	5,553	3.60%	583,791	5,222	3.59%
Cash & due from banks	29,703			29,263
Other assets	38,533			39,191
Allowance for loan & lease losses	(4,490)			(4,864)
	$681,932			$647,381

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$227,094	76	0.13%	$201,166	36	0.07%
Savings	70,129	7	0.04%	63,467	5	0.03%
Time deposits	79,204	241	1.22%	81,643	162	0.80%
Other borrowings	15,500	54	1.40%	15,500	49	1.27%
Total interest bearing liabilities	391,927	378	0.39%	361,776	252	0.28%
Noninterest bearing demand deposits	212,305			196,549
Other liabilities	5,910			7,195
Total liabilities	610,142			565,520
Shareholders’ equity	71,790			81,861
	$681,932			$647,381
Net interest income & margin (3)		$5,175	3.36%		$4,970	3.41%

(1)	Loan interest includes loan fees of $243,000 and $43,000, respectively, during the three months ended June 30, 2018 and June 30, 2017. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2018 and 34% for 2017.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days) and annualized to actual days in the year (365 days).
34

Six Months Ended June 30,	2018			2017
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$292,113	$6,811	4.70%	$303,834	$6,888	4.57%
Tax-exempt loans and leases (2)	13,879	306	4.45%	14,424	356	4.98%
Taxable investment securities	257,145	3,028	2.37%	239,207	2,686	2.26%
Tax-exempt investment securities (2)	22,166	372	3.38%	22,768	422	3.74%
Corporate stock (2)	—	—	—	103	16	31.33%
Federal funds sold	17,994	148	1.66%	—	—	—
Interest-bearing deposits in banks	1,743	13	1.50%	1,189	5	0.85%
Total earning assets	605,040	10,678	3.56%	581,525	10,373	3.60%
Cash & due from banks	43,262			34,261
Other assets	39,341			39,118
Allowance for loan & lease losses	(4,488)			(4,846)
	$683,155			$650,058

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$223,317	133	0.12%	$198,794	70	0.07%
Savings	69,872	13	0.04%	63,367	10	0.03%
Time deposits	79,447	453	1.15%	81,971	317	0.78%
Other borrowings	15,500	108	1.41%	15,500	97	1.26%
Total interest-bearing liabilities	388,136	707	0.37%	359,632	494	0.28%
Noninterest-bearing demand deposits	214,930			200,086
Other liabilities	7,078			7,597
Total liabilities	610,144			567,315
Shareholders’ equity	73,011			82,743
	$683,155			$650,058
Net interest income & margin (3)		$9,971	3.32%		$9,879	3.43%

(1)	Loan interest includes loan fees of $374,000 and $110,000, respectively, during the six months ended June 30, 2018 and June 30, 2017. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2018 and 34% for 2017.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (181 days) and annualized to actual days in the year (365 days).
35

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended June 30, 2018 over 2017 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$(127)	$152	$25
Tax-exempt loans and leases (2)	(7)	(20)	(27)
Taxable investment securities	143	131	274
Tax exempt investment securities (3)	(19)	(18)	(37)
Corporate stock	(6)	—	(6)
Federal funds sold	—	98	98
Interest-bearing deposits in banks	1	3	4
Total	(15)	346	331
Interest-bearing liabilities:
Interest checking and money market	5	35	40
Savings deposits	1	1	2
Time deposits	(5)	84	79
Other borrowings	—	5	5
Total	1	125	126
Interest differential	$(16)	$221	$205

Six Months Ended June 30, 2018 over 2017 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$(266)	$189	$(77)
Tax-exempt loans and leases (2)	(13)	(37)	(50)
Taxable investment securities	201	141	342
Tax exempt investment securities (3)	(11)	(39)	(50)
Corporate stock	(16)	—	(16)
Federal funds sold	—	148	148
Interest-bearing deposits in banks	2	6	8
Total	(103)	408	305
Interest-bearing liabilities:
Interest checking and money market	9	54	63
Savings deposits	1	2	3
Time deposits	(10)	146	136
Other borrowings	—	11	11
Total	—	213	213
Interest differential	$(103)	$195	$92

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $243,000 and $43,000, respectively, during the three months ended June 30, 2018 and June 30, 2017, and loan fees of $374,000 and $110,000, respectively, during the six months ended June 30, 2018 and June 30, 2017, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2018 and 34% for 2017.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the second quarter of 2018 or 2017. The Company experienced net loan and lease recoveries of $4,000 or 0.01% (on an annualized basis) of average loans and leases for the three months ended June 30, 2018 compared to net loan and lease recoveries of $48,000 or 0.06% (on an annualized basis) of average loans and leases for the three months ended June 30, 2017. For the first six months of 2018 and 2017, the Company did not make any provisions for loan and lease losses and net loan and lease recoveries were $14,000 or 0.01% (on an annualized basis) of average loans and leases outstanding in 2018 and $59,000 or 0.04% (on an annualized basis) of average loans and leases outstanding in 2017. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$116	$114	$233	$231
Gain on sale/call/impairment of securities	10	86	11	142
Merchant fee income	109	104	219	196
Bank owned life insurance	76	79	151	157
Other	69	56	138	132
Total noninterest income	$380	$439	$752	$858

Noninterest income decreased $59,000, or (13.4%), to $380,000 for the three months ended June 30, 2018 compared to $439,000 for the three months ended June 30, 2017. The decrease from the second quarter of 2017 to the second quarter of 2018 was primarily related to a decrease in gain on sale of securities, which decreased $76,000 from a gain of $86,000 in 2017 to a gain of $10,000 in 2018.

For the six months ended June 30, 2018, noninterest income decreased $106,000, or (12.4%), from $858,000 to $752,000. The decrease from the first six months of 2017 compared to the same period in 2018 was primarily related to lower gain on sale of securities (down $131,000 or 92.3%) resulting in income of $142,000 in the first half of 2017 compared to $11,000 for the first half of 2018.

Noninterest Expense

Noninterest expense increased $460,000, or 13.7%, to $3,828,000 for the three months ended June 30, 2018 compared to $3,368,000 for the three months ended June 30, 2017. Salary and employee benefits expense increased $453,000, or 21.9%, from $2,064,000 during the second quarter of 2017 to $2,517,000 during the second quarter of 2018. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers and creating a position for a Chief Lending Officer. Average full-time equivalent employees was 92 during the second quarter of 2017 compared to 97 during the second quarter of 2018. Additional costs in the second quarter of 2018 associated with hiring the new staff include signing bonuses of $60,000 and placement fees of $108,000. Occupancy expense was $262,000 for the second quarters of 2018 and 2017 and furniture and equipment expense decreased $11,000, or (7.5%), from the second quarter of 2017 to the second quarter of 2018. FDIC assessments increased $1,000 from the second quarter of 2017 to the second quarter of 2018. OREO related expenses decreased $15,000 during the second quarter of 2017 to a credit of $3,000, from $12,000 in the second quarter of 2017. The credit balance in 2018 relates to a refund of property taxes paid in prior years. Other expenses increased $32,000, or 3.9%, to $863,000 in the second quarter of 2018 compared to $831,000 in the second quarter of 2017. The increase in other expenses relates to higher advertising and business development expenses in 2018. The fully taxable equivalent efficiency ratio for the second quarter of 2018 was 68.9% compared to 62.3% in the second quarter of 2017.

Noninterest expense for the six-month period ended June 30, 2018 was $7,178,000 compared to $6,798,000 for the same period in 2017, an increase of $380,000, or 5.6%. Salaries and benefits expense increased $489,000, or 11.5%, from $4,234,000 for the six months ended June 30, 2017 to $4,723,000 for the same period in 2018. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers and creating a position for a Chief Lending Officer. Additional costs in the first six months of 2018 associated with hiring the new staff include signing bonuses of $60,000 and placement fees of $164,000. Occupancy expense decreased $7,000, or (1.3%), and furniture and equipment expense decreased $24,000, or (8.1%). FDIC assessments increased $1,000 from $105,000 in 2017 to $106,000 in 2018. OREO related expenses decreased $30,000, or (93.8%), during 2018 to $2,000, from $32,000 in 2017. Other expenses decreased $49,000, or (3.1%), from $1,598,000 for the six months ended June 30, 2017 to $1,549,000 for the same period in 2018.

The overhead efficiency ratio (fully taxable equivalent), for the first six months of 2018 was 66.9% as compared to 63.3% in the same period of 2017.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2018 decreased $240,000, or (37.3%), from $643,000 in the second quarter of 2017 to $403,000 in the second quarter of 2018 and decreased $450,000, or (35.7%), from $1,259,000 in the six months ended June 30, 2017 to $809,000 for the six months ended June 30, 2018. The combined federal and state effective tax rate for the quarter ended June 30, 2018 was 24.1%, compared to 33.1% for the second quarter of 2017. For the six months ended June 30, 2018, the combined federal and state effective tax rate was 23.6% compared to 33.7% for the six months ended June 30, 2017. The lower tax expense and effective tax rate in 2018 resulted from the passage of “H.R.1” commonly referred to as the “Tax Cuts and Jobs Act” which was signed into law by President Trump on December 22, 2017. The Company’s federal income tax rate was reduced to 21% effective January 1, 2018, which was a reduction from the Company’s 2017 rate of 34%.

Balance Sheet Analysis

The Company’s total assets were $675,256,000 at June 30, 2018 compared to $655,622,000 at December 31, 2017, representing an increase of $19,634,000, or 3.0%. Average assets for the three months ended June 30, 2018 were $681,932,000, which represents an increase of $34,551,000, or 5.3%, from the balance of $647,381,000 during the three-month period ended June 30, 2017. Average assets for the six months ended June 30, 2018 were $683,155,000, which represents an increase of $33,097,000, or 5.1%, from the average balance of $650,058,000 during the six-month period ended June 30, 2017.

Federal Funds

The balance held in correspondent banks classified as Federal funds at June 30, 2018, was $8,000,000 compared to zero at December 31, 2017. The rate paid to the Company on the Federal funds at June 30, 2018 was 1.92%. The primary reason for the increase in Federal funds in 2018 is directly related to the increase in deposit balances during the same period.

Investment Securities

Table Five below summarizes the values of the Company’s investment securities held on June 30, 2018 and December 31, 2017.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	June 30, 2018	December 31, 2017
Debt securities:
U.S. Government Agencies and Sponsored Entities	$256,459	$232,869
Obligations of states and political subdivisions	15,710	22,715
Corporate bonds	6,506	6,626
U.S Treasury bonds	2,985	—
Corporate stock	—	112
Total available-for-sale investment securities	$281,660	$262,322
Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Entities	$330	$378
Total held-to-maturity investment securities	$330	$378
38

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

Net unrealized losses on available-for-sale investment securities totaling $4,387,000 were recorded, net of $1,397,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at June 30, 2018 and net unrealized gains on available-for-sale investment securities totaling $456,000 were recorded, net of $135,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2017.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $31.6 million in new loans during the first half of 2018. This production was offset by higher than anticipated pay downs and payoffs, and resulted in an overall net decrease in net loans and leases of $18,161,000, or (5.9%), from $308,713,000 at December 31, 2017 to $290,552,000 at June 30, 2018. Despite the decrease in net loans in 2018, the market in which the Company operates has begun to show demand for credit products as the relatively low interest rate environment and continued economic expansion have increased refinancing as well as new loan activity. Table Six below summarizes the composition of the loan portfolio in dollars and as a percentage of total loans as of June 30, 2018 and December 31, 2017.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	June 30, 2018		December 31, 2017		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$25,026	9%	$25,377	8%	$(351)	(1.4%)
Real estate
Commercial	177,544	60%	185,452	59%	(7,908)	(4.3%)
Multi-family	66,068	22%	78,025	25%	(11,957)	(15.3%)
Construction	6,408	2%	5,863	2%	545	9.3%
Residential	16,824	6%	15,813	5%	1,011	6.4%
Lease financing receivable	117	—%	205	—%	(88)	(42.9%)
Agriculture	2,603	1%	1,713	1%	890	52.0%
Consumer	749	—%	945	—%	(196)	(20.7%)
Total loans and leases	295,339	100%	313,393	100%	(18,054)	(5.8%)
Deferred loan and lease fees, net	(295)		(202)		(93)
Allowance for loan and lease losses	(4,492)		(4,478)		(14)
Total net loans and leases	$290,552		$308,713		$(18,161)	(5.9%)

A significant portion of the Company’s loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on networking, local promotional activity, and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications the Company believes include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans. In general, the Company does not make long-term mortgage loans.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that management believes functions to continually assess the credit risk inherent in the loan and lease portfolio.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 90% of the Company’s loan and lease portfolio at June 30, 2018 and 91% as of December 31, 2017. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of June 30, 2018, outstanding unimproved residential land commitments were $2,221,000 (or just 0.8% of the total real estate loans). Of the $2,221,000, $2,170,000, or 98%, was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Northern California Wildfires

Beginning on October 8, 2017, much of the North Bay region of Northern California was struck by massive wildfires which destroyed numerous properties and adversely affected the region’s economy. Our two offices in Healdsburg and Santa Rosa were not damaged. Some of the Company’s clients did lose their homes, but we do not have loans on those properties. We currently believe that losses, if any, to commercial or business properties that secure our loans is not material. At June 30, 2018, the Company had approximately 8% of total loans in the Sonoma County market, the majority of which are secured by commercial property. Management continues to closely monitor the situation and continues to respond to needs of clients and employees. While it is not yet possible to assess the full scope of this disaster or its long-term impact on our clients and the economy of the region, management does not believe that there will be any material impact on the Company’s financial position. As of June 30, 2018, none of the loans in the Sonoma County market were greater than 30 days past due.

Nonperforming, Past Due and Restructured Loans and Leases

At June 30, 2018, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,944,000 or 0.66% of total loans and leases. The $1,944,000 in nonperforming loans and leases consisted of one commercial loan totaling $1,562,000, one commercial real estate loan totaling $283,000, one commercial loan relationship with two loans totaling $31,000, and one $68,000 consumer equity loan. The $1,562,000 commercial loan is a shared national credit to a large retailer purchased by the Company in 2013. The initial loan balance was $3,000,000 and had paid as agreed, down to $2,692,000, until September 2017, when the retailer filed for bankruptcy reorganization. At that time the loan was placed on nonaccrual and the loan balance was subsequently reduced by $1,095,000 through a $1,073,000 loss charged to the loan and lease loss allowance and $57,000 applied to principal from payments made by the borrower. This bankruptcy filing occurred late in the third quarter of 2017 and the Company has been using the latest information available to perform an impairment analysis. As more information becomes available, the Company will update the impairment analysis, which could lead to further charges to the loan loss allowance. As of June 30, 2018, the loan also has a $200,000 specific reserve to account for uncertainty, reducing the net exposure to $1,362,000. Nonperforming loans and leases were $1,892,000 or 0.60% of total loans and leases at December 31, 2017. There were no specific reserves held on the nonperforming loans at December 31, 2017.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2018. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2018 and December 31, 2017.

Table Seven: Nonperforming Loans and Leases

(dollars in thousands)	June 30,	December 31,
	2018	2017
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	1,593	1,597
Real estate	283	289
Lease financing receivable	—	—
Agriculture	—	—
Consumer	68	6
Total nonperforming loans	$1,944	$1,892

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

At June 30, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $11,981,000, all of which are considered performing loans and leases. Of the total impaired loans of $11,981,000, loans totaling $6,385,000 were deemed to require no specific reserve and loans totaling $5,596,000 were deemed to require a related valuation allowance of $446,000. Of the $6,385,000 impaired loans that did not carry a specific reserve there were $500,000 in loans or leases that had previous partial charge-offs and $5,885,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. Of the $11,981,000 in loans considered to be impaired, $1,913,000 were nonperforming loans and leases. The recorded investment in loans and leases that were considered to be impaired totaled $13,757,000 at December 31, 2017. Of the total impaired loans of $13,757,000, loans totaling $7,601,000 were deemed to require no specific reserve and loans totaling $6,156,000 were deemed to require a related valuation allowance of $355,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the second quarter of 2018, the Company had net recoveries of $4,000 with no provision. In the second quarter of 2017, the Company had net recoveries of $48,000 with no provision.

During the quarters ended June 30, 2018 and June 30, 2017, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2018, with the exception of one commercial loan with a June 30, 2018 balance of $1,562,000. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2017. At June 30, 2018 and December 31, 2017 there were no unfunded commitments on those loans considered troubled debt restructures.

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

The ALLL totaled $4,492,000 or 1.52% of total loans and leases at June 30, 2018 compared to $4,478,000 or 1.43% of total loans and leases at December 31, 2017. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of impaired loans and leases was 37.5% at June 30, 2018 and 32.6% at December 31, 2017. Of the total nonperforming and impaired loans and leases outstanding as of June 30, 2018, there were $2,417,000 in loans or leases that had been reduced by partial charge-offs of $1,476,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Average loans and leases outstanding	$304,732	$316,423	$305,992	$318,258

Allowance for loan and lease losses at beginning of period	$4,488	$4,833	$4,478	$4,822

Loans and leases charged off:
Commercial	—	—	—	—
Real estate	—	—	—	—
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	—	—	—	—
Recoveries of loans and leases previously charged off:
Commercial	2	2	9	3
Real estate	2	44	4	53
Lease financing receivable	—	—	1	—
Agriculture	—	—	—	—
Consumer	—	2	—	3
Total	4	48	14	59
Net loans and leases charged off	4	48	14	59
Additions to allowance charged to operating expenses	—	—	—	—
Allowance for loan and lease losses at end of period	$4,492	$4,881	$4,492	$4,881
Ratio of net charge-offs to average loans and leases outstanding (annualized)	-0.01%	-0.06%	-0.01%	-0.04%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.52%	1.52%	1.52%	1.52%

Other Real Estate Owned

At June 30, 2018 and December 31, 2017, the Company had one other real estate owned (“OREO”) property totaling $961,000. During 2018, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at June 30, 2018 nor at year end 2017. The Company believes that the OREO property owned at June 30, 2018 was carried approximately at fair value.

Deposits

At June 30, 2018, total deposits were $581,316,000 representing a $25,236,000, or 4.5%, increase from the December 31, 2017 balance of $556,080,000. The Company’s deposit growth plan for 2018 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. During the first six months of 2018, the Company experienced increases in noninterest-bearing ($5,874,000 or 2.7%), interest-bearing checking ($2,020,000 or 3.1%), money market accounts ($15,769,000 or 12.1%), and savings ($4,054,000 or 6.1%) and a decrease in time ($2,481,000 or 3.1%) deposits.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2018 and December 31, 2017, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	June 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$6,500	1.29%	$3,500	1.39%
Long-term borrowings:
FHLB advances	$9,000	1.49%	$12,000	1.41%

The maximum amount of short-term borrowings at any month-end during the first six months of 2018 and 2017 was $6,500,000 and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$6,500	$13,500
Maturity	2018 to 2019	2019 to 2021
Weighted average rates	1.29%	1.49%

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

At June 30, 2018, shareholders’ equity was $71,893,000, representing a decrease of $5,028,000, or (6.5%), from $76,921,000 at December 31, 2017. The decrease results from repurchases of common stock ($4,654,000), the payment of cash dividends ($601,000), and the reductions from other comprehensive income ($2,669,000), exceeding the additions from net income for the period ($2,622,000) and the stock based compensation ($274,000). The Company’s ratio of total risk-based capital to risk adjusted assets was 18.8% at June 30, 2018 and 19.3% at December 31, 2017. Tier 1 risk-based capital to risk-adjusted assets was 17.6% at June 30, 2018 and 18.1% at December 31, 2017. The leverage ratio was 8.8% at June 30, 2018 and 9.5% at December 31, 2017.

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2018 and December 31, 2017.

Table Ten below lists the Company’s and American River Bank’s capital ratios at June 30, 2018 and December 31, 2017 as well as the minimum regulatory requirements.

Table Ten: Capital Ratios

Capital to Risk-Adjusted Assets	June 30,	December 31,	Minimum Regulatory Capital Requirements
	2018	2017	2018	2017
American River Bankshares
Leverage Ratio	8.8%	9.5%	5.9%	5.3%
Tier 1 Risk-Based Capital	17.6%	18.1%	7.9%	7.3%
Total Risk-Based Capital	18.8%	19.3%	9.9%	9.3%

American River Bank
Leverage Ratio	8.8%	9.3%	5.9%	5.3%
Common Equity Tier 1 Risk-Based Capital	17.5%	17.7%	6.4%	5.8%
Tier 1 Risk-Based Capital	17.5%	17.7%	7.9%	7.3%
Total Risk-Based Capital	18.7%	19.0%	9.9%	9.3%

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

On January 24, 2018, the Company approved and authorized a 5% stock repurchase program for 2018 (the “2018 Program”). See Part II, Item 2, for additional disclosure regarding the 2018 Program. In addition, on February 14, 2018 and May 16, 2018, the Company paid $0.05 per common share cash dividends to shareholders. These 2018 quarterly dividends follows four quarterly cash dividends, totaling $0.20 per share in the aggregate, paid in 2017.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2018 and 2017.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2018 were approximately $21,966,000 and $121,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2018, consolidated liquid assets totaled $247.7 million or 37.0% of total assets compared to $226.3 million or 34.5% of total assets on December 31, 2017. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2018, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2018, the Bank could have arranged for up to $123,777,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2018, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $108,277,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2018, the Bank’s borrowing capacity at the Federal Reserve Bank was $7,920,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2018 and December 31, 2017, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $22,087,000 and $11,044,000 at June 30, 2018 and December 31, 2017, respectively. As a percentage of net loans and leases these off-balance sheet items represent 7.6% and 3.6%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2018

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$338	$932
+200bp	$647	$1,764
-100bp	$(705)	$(1,830)
-200bp	$(1,431)	$(3,739)

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one-year and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet. After a review of the model results as of June 30, 2018, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 306,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. Any repurchases under the 2018 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2018 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2018 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2018 Program at any time without notice. The following table lists shares repurchased during the quarter ended June 30, 2018 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 April 1 through April 30, 2018	-	-	-	42,440
Month #2 May 1 through May 31, 2018	-	-	-	42,440
Month #3 June 1 through June 30, 2018	34,600	$16.00	34,600	7,840
Total	34,600	$16.00	34,600	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Document Description

*(10.01)	Employment Agreement dated May 31, 2018, between the Registrant and Dan C. McGregor, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 1, 2018.**
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*Denotes management contracts, compensatory plans or arrangements.

**Filed herewith

***Furnished herewith
50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

August 9, 2018	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 9, 2018	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
51

 EXHIBIT INDEX

Exhibit Number	Description	Page
10.01	Employment Agreement dated May 31, 2018, between the Registrant and Dan C. McGregor, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 1, 2018.*

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	53

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	54

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	55

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Label*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith
**Furnished herewith

52