Form 10-K/A
period 2017-12-31
AMERICAN RIVER BANKSHARES
filed 2018-11-07
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to American River Bankshares Annual Report on Form 10-K (the “Form 10-K”) for the Period ended December 31, 2017, as filed with the Securities and Exchange Commission on February 28, 2018, is to revise the hyperlink in Exhibit 10.3 in Item 15.

The revised hyperlink in Exhibit 10.3 is for the first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on January 23, 2015. This Amendment contains only the cover page to this Form 10-K/A, the Explanatory Note, Item 15, the Signature Page and the Sarbanes-Oxley Exhibits. No other changes have been made to the Form 10-K.

This Amendment to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

2

Item 15. Exhibits and Financial Statement Schedules.

(a)	(3) Exhibits.

	Exhibit Number	Document Description

	*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
* Denotes management contracts, compensatory plans or arrangements.

3

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

November 7, 2018	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
Chief Executive Officer
(Principal Executive Officer)

November 7, 2018	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A.BOX	Director	10/28/18
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	11/07/18
Charles D. Fite

/s/ JEFFERY OWENSBY	Director	10/26/18
Jeffery Owensby

/s/ DAVID E. RITCHIE, JR.	Director, Chief Executive Officer	11/07/18
David E. Ritchie, Jr.	(Principal Executive Officer)

/s/ STEPHEN H. WAKS	Director	10/25/18
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	10/29/18
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	10/25/18
Michael A. Ziegler

/s/ MITCHELL A. DERENZO	Chief Financial Officer	11/07/18
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
4

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	6

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	7

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	8
5