Form 10-Q/A
period 2018-03-31
AMERICAN RIVER BANKSHARES
filed 2018-11-07
CIK 1108236

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,884,855 shares outstanding at May 3, 2018

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to American River Bankshares Quarterly Report on Form 10-Q (the “Form 10-Q”) for the Period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018, is to revise the hyperlink in Exhibit 10.3 in Item 6.

The revised hyperlink in Exhibit 10.3 is for the first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on January 23, 2015. This Amendment contains only the cover page to this Form 10-Q/A, the Explanatory Note, Item 6, the Signature Page and the Sarbanes-Oxley Exhibits. No other changes have been made to the Form 10-Q.

This Amendment to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

2

Item 6. Exhibits.

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

AMERICAN RIVER BANKSHARES

November 7, 2018	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 7, 2018	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
4

EXHIBIT INDEX

Exhibit Number	Description	Page
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	6

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	7

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8
5