Form 10-K
period 2018-12-31
AMERICAN RIVER BANKSHARES
filed 2019-02-22
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

3100 Zinfandel Drive, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code   916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	NASDAQ Global Select Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $83,897,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 20, 2019, the registrant’s no par value Common Stock totaled 5,859,568 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2019 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2018

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	Current and future legislation and regulation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan and lease losses;
•	potential expenses associated with resolving nonperforming assets;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	inadequate internal controls over financial reporting or disclosure controls and procedures;
•	potential declines in fee and other noninterest income earned associated with economic factors;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation and other legal developments;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.
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

During 2018, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

At December 31, 2018, the Company had consolidated assets of $688 million, net loans of $319 million, deposits of $591 million and shareholders’ equity of $75 million.

General

The Company is a regional bank holding company headquartered in Sacramento County, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2018, these sources comprised 65.0%, 33.4%, and 1.6%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2018 and December 31, 2017, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based on the most recent information made available by the FDIC through June 30, 2018, American River Bank competes with approximately 31 other banking or savings institutions in Sacramento County, 24 in Placer County, 19 in Sonoma County and 6 in Amador County, in which American River Bank’s market share of FDIC insured deposits was approximately 0.9% in the service areas of Sacramento County, 0.5% in Placer County, 0.6% in Sonoma County, and 15.8% in Amador County.

Employees

At December 31, 2018, the Company and its subsidiaries employed 101 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

Competitive Data

At June 30, 2018, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 168 offices in the cities of Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its five Sacramento area offices, 61 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its two Sonoma County offices, and three offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its three Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is neither authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2018, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $11,946,000 on an unsecured basis and $19,910,000 on a fully secured basis based on capital and allowable reserves of $79,641,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2018, there were 215 operating commercial and savings bank offices in Sacramento County with total deposits of $35,096,311,000. This was an increase of $2,649,213,000 compared to the June 30, 2017 balances. American River Bank held a total of $315,498,000 in deposits, representing approximately 0.9% of total commercial and savings banks deposits in Sacramento County as of June 30, 2018.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2018, there were 94 operating commercial and savings bank offices in Placer County with total deposits of $11,214,350,000. This was a decrease of $1,018,965,000 compared to the June 30, 2017 balances. American River Bank held a total of $57,285,000 in deposits, representing approximately 0.5% of total commercial and savings banks deposits in Placer County as of June 30, 2018.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2018, there were 122 operating commercial and savings bank offices in Sonoma County with total deposits of $14,792,617,000. This was an increase of $1,651,607,000 compared to the June 30, 2017 balances. American River Bank held a total of $86,220,000 in deposits, representing approximately 0.6% of total commercial and savings banks deposits in Sonoma County as of June 30, 2018.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2018, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $774,441,000. This was an increase of $7,812,000 compared to the June 30, 2017 balances. American River Bank held a total of $122,591,000 in deposits, representing approximately 15.8% of total commercial and savings bank deposits in Amador County as of June 30, 2018.

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

American River Bank is licensed by the California Commissioner (the “Commissioner”) of the Department of Business Oversight (the “DBO”), and its deposits are insured by the FDIC up to the applicable legal limits.  American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide any additional information that the Board of Governors, the Commissioner, and the FDIC may require.

Capital Standards

Federal regulations require FDIC insured depository institutions, including state-chartered banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1 – 4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until now fully implemented at 2.5% as of January 1, 2019.

Management believes that American River Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement based upon its capital position at December 31, 2018.

In accordance with the Dodd-Frank Act and long-standing Federal Reserve policy, the Company must act as a source of financial and managerial strength to American River Bank. Under this policy, the Company must commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company could be required to guarantee the capital plan of American River Bank if it becomes undercapitalized for purposes of banking regulations, as described below. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank Holding Company Act of 1956, as amended (the “BHC Act”) provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness Standards

Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third party relationships (e.g. relationships under which the third party provides services to the bank). The guidance generally requires the bank to perform adequate due diligence on the third party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the bank.

Prompt Corrective Regulatory Action

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

State banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e. fails to comply with any regulatory capital requirement) is subject to growth limitations and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. A “significantly undercapitalized” bank is subject to additional restrictions. State banks deemed by the FDIC to be “critically undercapitalized” are subject to the appointment of a receiver or conservator.

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories now incorporate the newly adopted common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

Additional Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards.

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

Limitations on Dividends, Repurchases and Redemptions

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On January 25, 2017, the Board of Directors resumed the payment of cash dividends. The Company relies on distributions from American River Bank in the form of cash dividends in order to pay cash dividends to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends. We cannot provide any assurance that we will be able to pay dividends in the future.

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. Consultation with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital is generally advisable in all circumstances and is required if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies that are experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, whether through acquisitions or through organic growth and new activities, generally also must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Bank holding company that are not well capitalized or well managed, or that are subject to any unresolved supervisory issues, must provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

FDIC Insurance

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.  On July 21, 2010, President Obama signed the Dodd-Frank Act into law. On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that permanently raised the current standard maximum deposit insurance amount per depositor to $250,000. In addition, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.

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

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 Billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The FDIC proposed additional changes on October 22, 2015 to require banks with over $10 Billion in assets to be responsible for the recapitalization of the DIF to 1.35 percent of insured deposits after achieving a 1.15 percent reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposed that a final rule would go into effect the quarter after adoption, but the amendments would not become operative until the quarter after the DIF reserve ratio reached 1.15 percent. The DIF achieved a reserve ratio of 1.17 as of June 30, 2016. Among the effects of the amendments was a reduction in the initial assessment rates for all banks. On September 30, 2018, the DIF reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.

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

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Management believes the investment portfolio and activities of American River Bank and the Company are in compliance with the Volcker Rule and its implementing regulations.

Change in Bank Control Act. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of control of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company. The California Financial Code has similar regulations applicable to acquisition of securities of a California-chartered bank holding company and bank, such as the Company and American River Bank.

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

 Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. American River Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.

The Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

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
14

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

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder or individuals who are “significant risk takers” with excessive compensation, fees or benefits, or (ii) that could lead to material financial loss to the institution. Depending upon the outcome of the rule making process, the application of this rule to us if we were to cross the $1 billion threshold could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified associates.

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

2017 Tax Reform Law

On December 22, 2017, President Trump signed into law “H.R.1” commonly referred to as the Tax Cuts and Jobs Act, which among other matters reduced the federal corporate income tax rate to 21%, effective January 1, 2018. The lowering of the tax rate caused banks that carry net deferred tax assets on their balance-sheets (i.e., tax positions carried forward to offset against future taxes) to take charges against the valuation of their net deferred tax assets because the higher the tax rate, the more these net deferred tax assets are worth. Hence, the reduction of the federal corporate-tax rate from the Company’s 2017 rate of 34% to the projected future rate of 21%, reduced the value of these net deferred tax assets. Charges of $1,220,000 against the Company’s net deferred tax assets were recorded as additional income tax expense in the fourth quarter of 2017.

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

Item 1A. Risk Factors.

The Company and its subsidiary, American River Bank, conduct business in an environment that includes certain risks described below any of which could have a material adverse effect on the Company’s business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading “Cautionary Statements Regarding Forward-Looking Statements,” in Part I, Item 1 and Part II, Item 7 of this report on Form 10-K for additional information regarding factors that may affect the Company’s business.

•	We are subject to extensive governmental regulation, which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act also established the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve Board (FRB), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Failure to comply with the Dodd-Frank Act and any other federal, state and local governmental regulation could also result in regulatory enforcement actions which could limit or restrict our ability to conduct our operations, require us to raise capital, increase our compliance costs and expose us to reputational risk.

In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

•	Deterioration of economic conditions could adversely affect our business.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and in Northern California, in particular. If the U.S. or California economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained or impeded. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth and affect our business and the businesses of our customers.

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

At December 31, 2018, our nonperforming loans and leases had decreased to 0.01% of total loans and leases. At December 31, 2018, our nonperforming assets (which include foreclosed real estate) to total assets had decreased to 0.14%. While these nonperforming loans and leases and nonperforming assets have decreased since 2008, there is no guarantee that these levels will continue into the future, which could adversely affect our results of operations, financial condition and stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

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

At December 31, 2018, $278.1 million, or 87.0% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $199.9 million, or 71.9%, consisted of commercial real estate, $5.7 million, or 2.0% consisted of commercial and residential construction loans (including land acquisition and development loans) and $72.5 million, or 26.1%, consisted of residential mortgages and residential multi-family real estate. The majority of our real property collateral is located in our operating markets in Northern California. The deteriorating economic conditions in California and in our operating markets during the economic downturn of 2007 through 2010, contributed to an overall decline in commercial and residential real estate values. While property values have recovered somewhat, a substantial decline in commercial and residential real estate values in our primary operating markets could occur in the future as a result of any deterioration in economic conditions or other events including natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

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

As of December 31, 2018, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $5.1 million and $7.4 million, respectively. At such date, our commercial real estate loans amounted to $199.9 million, or 61.9% of our total loan and lease portfolio, and our commercial business loans amounted to $29.7 million, or 9.2% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

Our future prospects are and will remain highly dependent on our directors, executive officers and other key personnel, including our Chief Executive Officer, our Chief Financial Officer and our Chief Credit Officer.  From time to time, we have experienced changes in the membership of our board of directors and changes among the personnel serving as our executive officers.  Our success will, to some extent, depend on the continued service of our directors and executive officers, in addition to our ability to continue to attract and retain experienced banking professionals to serve us and the Bank as directors, executive officers and in other key positions.  The unexpected loss of the services of any of these individuals could have a detrimental effect on our business and future operations.

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

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that made permanent a $250,000 deposit insurance limit per depositor. In addition, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.

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

Our securities portfolio currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2018, we did not recognize any securities as other than temporarily impaired.  Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2018, we held stock in the FHLB totaling $3.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. To date, we have not recognized any impairment charges related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

•	Our modest size makes it more difficult for us to compete.

Our modest size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

•	We face risks related to our operational, technological and organizational infrastructure.

 Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Similar to other corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial records and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. Specifically, we provide our own core systems processing and essential web hosting. We also outsource some of these functions to third parties. If we experience difficulties, fail to comply with banking regulations or keep up with increasingly sophisticated technologies, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could materially adversely affect our business, financial condition and results of operations.

•	Adherence to our internal policies and procedures by our employees is critical to our performance and how we are perceived by our regulators.

Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. Any deviation or non-adherence to these internal policies and procedures, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

•	We must keep pace with technological change to remain competitive and introduce new products and services.

Financial products and services have become increasingly technologically driven. Our ability to meet the needs of our customers competitively and introduce new products in a cost-efficient manner is dependent on the ability to keep pace with technological advances, to invest in new technology as it becomes available, and to obtain and maintain related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technologically driven products and services. In addition, we may not have the same ability to rapidly respond to technological innovations as our competitors do. Furthermore, the introduction of new technologies and products by financial technology companies and “fintech” platforms may adversely affect our ability to obtain new customers and successfully grow our business. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

•	Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2018, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file timely reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

•	We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

•	Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FDIC and DBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk and liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, including memorandums of understanding or cease and desist orders, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

•	As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The regulatory capital rules became effective as applied to American River Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.  The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could materially adversely affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

•	The FASB has recently issued an accounting standard update that will result in a significant change in how we provide for credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for the fiscal year beginning January 1, 2020 and for interim periods thereafter. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The one-time cumulative effect adjustment to allowance for loan and lease losses will be offset by a charge to retained earnings and therefore reduce equity capital. We have not yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

•	The effects of terrorism and other events beyond our control, including natural disasters, may adversely affect our customers and our results of operations.

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

Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 5,858,428 shares were issued and outstanding at December 31, 2018. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2018, employees and directors of the Company had outstanding options to purchase 41,098 shares of common stock. As of December 31, 2018, 1,287,096 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

•	Our common stock is subordinate to our existing and future indebtedness and preferred stock.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, whether now existing or hereafter incurred, and other non-equity claims on us, with respect to assets available to satisfy claims. Additionally, holders of common stock are subject to the prior liquidation rights of the holders of any debt we may issue in the future and may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue in the future.

•	The price of our common stock may fluctuate significantly, and this may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive. The low trading volume in our common shares on the NASDAQ Global Select Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

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
26

A significant decline in our stock price could result in substantial losses for our shareholders.

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

Our articles of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us (even if doing so would be beneficial to our shareholders) and for holders of our common stock to receive any related takeover premium for their common stock, including advance notice procedures for shareholder proposals and the authorization of 10,000,000 shares of blank-check preferred stock. We are also subject to certain provisions of California law and federal law that would delay, deter or prevent a change in control of the Company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

American River Bank owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building consists of 2,620 square feet. The land consists of 10,835 square feet.

American River Bank leases premises at 90 South E Street, Santa Rosa, California. The premises were subleased from Chicago Title Company through November 11, 2011 and then leased from 90 E Street, LLC until 90 E. Street SR, LLC purchased the building. The initial combined sublease and lease term is ten (10) years and expires on January 31, 2019. In September of 2018, the lease was amended and extended for another ten (10) year term and now expires on January 31, 2029. The premises consist of 3,600 square feet on the ground floor.

American River Bank leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The lease term is five (5) year and expires on May 31, 2022 and the premises consisted of 3,600 square feet on the ground floor.

American River Bank leases premises at 26395 Buckhorn Ridge Road, Pioneer, California. The premises are leased from Joseph T. Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust. The lease term is five (5) years and expires on October 31, 2022. The premises consist of 1,757 square feet of office space on the ground floor, an attached garage consisting of approximately 400 square feet and 1,223 feet of office space on the second floor.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The closing price for the Company’s common stock on February 20, 2019 was $14.05.

Holders

As of February 7, 2019, there were approximately 2,446 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. On January 25, 2017, the Board reinstated the quarterly cash dividend and in each of 2018 and 2017 the Company paid four cash dividends per year in the aggregate amount of $0.20 per common share. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. We cannot provide any assurance as to whether any dividends will continue to be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 306,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share. Repurchases under the 2018 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2018 Program were retired.

The following table lists shares repurchased during the quarter ended December 31, 2018 and the maximum amount available to repurchase under the repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2018	—	—	—	7,840
Month #2 November 1 through November 30, 2018	7,840	15.07	7,840	—
Month #3 December 1 through December 31, 2018	—	—	—	—
Total	7,840	15.07	7,840	—

The Company repurchased 574,748 shares in 2017, 716,897 shares in 2016, 790,989 shares in 2015, and 424,462 shares in 2014. Share amounts have been adjusted for stock dividends and/or splits.

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

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2018	2017	2016	2015	2014
Operations Data:
Net interest income	$20,646	$19,353	$20,243	$20,007	$18,797
Provision for loan and lease losses	175	450	(1,344)	—	(541)
Noninterest income	1,513	1,596	2,045	2,015	2,177
Noninterest expenses	15,510	14,049	13,836	14,080	14,862
Income before income taxes	6,474	6,450	9,796	7,942	6,653
Income tax expense	1,574	3,252	3,392	2,674	2,292
Net income	$4,900	$3,198	$6,404	$5,268	$4,361

Share Data:
Earnings per share – basic	$0.83	$0.50	$0.95	$0.70	$0.54
Earnings per share – diluted	$0.83	$0.50	$0.94	$0.70	$0.54
Cash dividends per share (1)	$0.20	$0.20	$0.00	$0.00	$0.00
Book value per share	$12.75	$12.54	$12.59	$11.72	$11.08
Tangible book value per share	$9.97	$9.88	$10.14	$9.50	$9.06

Balance Sheet Data:
Assets	$688,092	$655,622	$651,450	$634,640	$617,754
Loans and leases, net	318,516	308,713	324,086	289,102	258,057
Deposits	590,674	556,080	544,806	530,690	510,693
Shareholders’ equity	74,721	76,921	83,850	86,075	89,647

Financial Ratios:
Return on average equity	6.77%	3.91%	7.60%	6.03%	4.98%
Return on average tangible equity	8.74%	4.88%	9.43%	7.42%	6.12%
Return on average assets	0.72%	0.49%	1.00%	0.85%	0.72%
Efficiency ratio (2)	69.35%	65.84%	60.81%	62.87%	69.96%
Net interest margin (2) (3)	3.41%	3.39%	3.62%	3.63%	3.54%
Net loans and leases to deposits	53.92%	55.52%	59.49%	54.48%	50.53%
Net charge-offs (recoveries) to average loans & leases	0.08%	0.25%	(0.39%)	0.12%	(0.20%)
Nonperforming loans and leases to total loans and leases (4)	0.01%	0.60%	0.01%	0.56%	0.63%
Allowance for loan and lease losses to total loans and leases	1.36%	1.43%	1.47%	1.69%	2.01%
Average equity to average assets	10.62%	12.53%	13.20%	14.02%	14.47%
Dividend payout ratio (1)	24%	40%	0%	0%	0%

Capital Ratios:
Leverage capital ratio	8.94%	9.45%	10.50%	10.97%	11.60%
Tier 1 risk-based capital ratio	16.11%	18.08%	19.02%	19.34%	21.60%
Total risk-based capital ratio	17.29%	19.34%	20.27%	20.59%	22.85%
(1)	On January 25, 2017, the Company reinstated the payment of quarterly cash dividends.
(2)	Fully taxable equivalent.
(3)	Excludes the amortization of intangible assets.
(4)	Nonperforming loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.
31

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with “Item 1. Business-Cautionary Statements Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data” of this report.

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

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio.  The Company believes the presentation of net interest margin on a taxable equivalent basis using a 21% effective tax rate for 2018 and 34% effective tax rate for 2017 and 2016 allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt loans and investments. The efficiency ratio is a measure of a banking company’s overhead as a percentage of its revenue. The Company derives this ratio Sby dividing total noninterest expense by the sum of the taxable equivalent net interest income and the total noninterest income.

Tangible Equity (non-GAAP financial measures)

Tangible common stockholders’ equity (tangible book value) excludes goodwill and other intangible assets.  The Company believes the exclusion of goodwill and other intangible assets to create “tangible equity” facilitates the comparison of results for ongoing business operations.  The Company’s management internally assesses its performance based, in part, on these non-GAAP financial measures. The following table sets forth a reconciliation of total shareholders' equity to tangible shareholder's equity for the periods presented.

Reconciliation to Tangible Common Shareholders’ Equity:

	December 31,
	2018	2017	2016
	(dollars in thousands)
Total shareholders’ equity	$74,721	$76,921	$83,850
Less:
Other intangible assets (goodwill)	(16,321)	(16,321)	(16,321)
Tangible common shareholders’ equity	$58,400	$60,600	$67,529

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

Overview

The Company recorded net income in 2018 of $4,900,000, an increase of $1,702,000 (53.2%) from $3,198,000 in 2017. Diluted earnings per share were $0.83 for 2018 and $0.50 for 2017. For 2018, the Company realized a return on average equity of 6.77% and a return on average assets of 0.72%, compared to 3.91% and 0.49%, respectively, in 2017.

Net income for 2017 decreased $3,206,000 (50.1%) from $6,404,000 in 2016. Diluted earnings per share for 2016 were $0.94. For 2016, the Company realized a return on average equity of 7.60% and return on average assets of 1.00%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2018	2017	2016
Interest income*	$22,449	$20,804	$21,618
Interest expense	(1,596)	(1,061)	(910)
Net interest income*	20,853	19,743	20,708
Provision for loan and lease losses (expense) income	(175)	(450)	1,344
Noninterest income	1,513	1,596	2,045
Noninterest expense	(15,510)	(14,049)	(13,836)
Provision for income taxes	(1,574)	(3,252)	(3,392)
Tax equivalent adjustment	(207)	(390)	(465)
Net income	$4,900	$3,198	$6,404

Average total assets	$681,630	$652,720	$638,276
Net income as a percentage of average total assets	0.72%	0.49%	1.00%

* Fully taxable equivalent basis (FTE)

During 2018, total assets of the Company increased $32,470,000 (5.0%) from $655,622,000 at December 31, 2017 to $688,092,000 at December 31, 2018. At December 31, 2018, net loans totaled $318,516,000, an increase of $9,803,000 (3.2%) from the ending balance of $308,713,000 at December 31, 2017. Deposits increased $34,594,000 or 6.2% from $556,080,000 at December 31, 2017 to $590,674,000 at December 31, 2018. Shareholders’ equity decreased $2,200,000 or 2.9% from $76,921,000 at December 31, 2017 to $74,721,000 at December 31, 2017. The Company ended 2018 with a leverage capital ratio of 8.9% and a total risk-based capital ratio of 17.3% compared to a leverage capital ratio of 9.5% and a total risk-based capital ratio of 19.3% at the end of 2017.

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

The Company’s fully taxable equivalent net interest margin was 3.41% in 2018, 3.39% in 2017, and 3.62% in 2016. The fully taxable equivalent net interest income increased $1,110,000 (5.6%), from $19,743,000 in 2017 to $20,853,000 in 2018. The fully taxable equivalent net interest income decreased $965,000 (4.7%), from $20,708,000 in 2016 to $19,743,000 in 2017.

The fully taxable equivalent interest income component increased $1,645,000 (7.9%) from $20,804,000 in 2017 to $22,449,000 in 2018. The increase in the fully taxable equivalent interest income for 2018 compared to the same period in 2017 is comprised of two components - rate (up $1,764,000) and volume (down $119,000). The primary driver in this rate increase was an increase in the yield on loans which saw an increase from 4.57% in 2017 to 4.72% in 2018 and an increase in the yield on investments, which saw an increase from 2.36% in 2017 to 2.66% in 2018. The increased yield in 2018 compared to 2017 was due to the overall higher interest rate environment. The yield on earning assets increased from 3.57% during 2017 to 3.67% during 2018. The increase in yield from the loans and investments was partially offset by an increase in the balances of Federal funds sold. Federal funds sold balances increased from zero in 2017 to an average balance of $18,688,000 in 2018. However, the yield on these lower earning Federal fund balances was 1.86%, thus partially reducing the overall yield on earning assets. The volume decrease of $119,000 was primarily from a decrease in loans ($515,000), partially offset by an increase in investment balances ($391,000). Average loans balances decreased $11,266,000, (or 3.5%), from $319,631,000 during 2017 to $308,365,000 during 2018 and the average investment balances increased $21,344,000, (or 8.2%), from $261,554,000 during 2017 to $282,898,000 in 2018.

The fully taxable equivalent interest income component decreased $814,000 (3.8%) from $21,618,000 in 2016 to $20,804,000 in 2017. The decrease in the fully taxable equivalent interest income for 2017 compared to the same period in 2016 is comprised of two components - rate (down $1,337,000) and volume (up $523,000). The rate decrease primarily occurred in the loan and investment portfolios. While average loans increased by $12,894,000 (4.2%) from $306,737,000 during 2016 to $319,631,000 during 2017, due to the overall lower interest rate environment in 2017, the new loans added were at lower yields than the existing loans. The yield on loans decreased from 4.88% in 2016 to 4.57% in 2017 and contributed to a decrease of $961,000 in loan interest income. The investment portfolio also contributed to the decrease in interest income. The yield on the investments decreased from 2.51% in 2016 to 2.36% in 2017 and contributed to a decrease of $379,000 in interest income. This decrease in investment income due to rates can also be attributed to the lower overall rate environment as proceeds from paid down securities were invested at lower rates. The volume increase of $523,000 was primarily from the increase of $12,894,000 in average loans mentioned above contributing $600,000 in interest income and partially offset by the decrease in investments reducing interest income by $80,000. When compared to 2016, average investment securities decreased $2,622,000 (1.0%) from $264,176,000 in 2016 compared to $261,554,000 in 2017, as a portion of these funds helped fund the increase in loans.

Interest expense was $535,000 (or 50.4%) higher in 2018 compared to 2017, increasing from $1,061,000 to $1,596,000. The $535,000 increase in interest expense during 2018 compared to 2017 was due to higher rates (up $531,000) and higher volume (up $4,000). The increase in interest expense can be attributed to an increase in rates paid on deposit and borrowing balances during a higher interest rate environment. Rates paid on interest bearing liabilities increased 11 basis points from 0.30% to 0.41% for 2017 compared to 2018. The largest increase due to rates occurred in the time deposits. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits increased by $367,000, (or 52.9%), from $694,000 in 2017 to $1,061,000 in 2018 while the average time deposit balances decreased by $1,634,000, (or 2.0%), from $81,056,000 in 2017 to $79,422,000 in 2018.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2018			2017			2016
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets:
Taxable loans and leases (1)	$294,114	$13,924	4.73%	$305,345	$13,947	4.57%	$289,699	$14,008	4.84%
Tax-exempt loans and leases (2)	14,251	632	4.43%	14,286	667	4.67%	17,038	967	5.68%
Taxable investment Securities	264,247	6,901	2.61%	238,710	5,287	2.21%	240,149	5,755	2.40%
Tax-exempt investment securities (2)	18,651	611	3.28%	22,789	874	3.84%	23,952	867	3.62%
Corporate stock	—	—	—	55	16	29.09%	75	14	18.67%
Federal funds sold	18,688	348	1.86%	—	—	—	—	—	—
Interest bearing deposits in other banks	1,745	33	1.89%	1,258	13	1.03%	996	7	0.70%
Total earning assets	611,696	22,449	3.67%	582,443	20,804	3.57%	571,909	21,618	3.78%
Cash & due from banks	34,535			35,876			33,806
Other assets	39,822			39,201			37,753
Allowance for loan & lease losses	(4,423)			(4,800)			(5,192)

	$681,630			$652,720			$638,276

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$219,742	272	0.12%	$197,298	139	0.07%	$190,237	146	0.08%
Savings	71,742	26	0.04%	64,880	22	0.03%	60,543	19	0.03%
Time deposits	79,422	1,061	1.34%	81,056	694	0.86%	83,114	565	0.68%
Other borrowings	15,533	237	1.53%	15,522	206	1.33%	17,201	180	1.05%
Total interest bearing liabilities	386,439	1,596	0.41%	358,756	1,061	0.30%	351,095	910	0.26%
Demand deposits	215,721			204,565			196,434
Other liabilities	7,062			7,583			6,494
Total liabilities	609,222			570,904			554,023
Shareholders’ equity	72,408			81,816			84,253
	$681,630			$652,720			$638,276
Net interest income & margin (3)		$20,853	3.41%		$19,743	3.39%		$20,708	3.62%

(1)	Loan and lease interest includes loan and lease fees of $533,000, $238,000 and $253,000 in 2018, 2017 and 2016, respectively.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% in 2018 and 34% in 2017 and 2016.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
35

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2018 over 2017 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$(513)	$490	$(23)
Tax-exempt net loans and leases (3)	(2)	(33)	(35)
Taxable investment securities	566	1,048	1,614
Tax-exempt investment securities (3)	(159)	(104)	(263)
Corporate stock	(16)	—	(16)
Federal funds sold	—	348	348
Interest bearing deposits in other banks	5	15	20
Total	(119)	1,764	1,645

Interest-bearing liabilities:
Demand deposits	16	117	133
Savings deposits	2	2	4
Time deposits	(14)	381	367
Other borrowings	—	31	31
Total	4	531	535
Interest differential	$(123)	$1,233	$1,110

Year Ended December 31, 2017 over 2016 (dollars in thousands) Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$757	$(818)	$(61)
Tax-exempt net loans and leases (3)	(156)	(144)	(300)
Taxable investment securities	(34)	(434)	(468)
Tax-exempt investment securities (3)	(42)	49	7
Corporate stock	(4)	6	2
Federal funds sold	—	—	—
Interest bearing deposits in other banks	2	4	6
Total	523	(1,337)	(814)

Interest-bearing liabilities:
Demand deposits	5	(12)	(7)
Savings deposits	1	2	3
Time deposits	(14)	143	129
Other borrowings	(18)	44	26
Total	(26)	177	151
Interest differential	$549	$(1,514)	$(965)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $533,000, $238,000 and $253,000 for the years ended December 31, 2018, 2017 and 2016, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% in 2018 and 34% in 2017 and 2016.
(4)	The rate/volume variance has been included in the rate variance.
36

Provision for Loan and Lease Losses

The Company experienced net loan and lease losses of $261,000 or 0.08% of average loans and leases during 2018, compared to net loan and lease losses of $794,000 or 0.25% of average loans and leases during 2017. To support the net losses in 2018 and 2017, the Company recorded provisions for loan and lease losses of $175,000 and $450,000, respectively during 2017 and 2018. The Company experienced net loan and lease recoveries of $1,191,000 or 0.39% of average loans and leases during 2016 and as a result was able to record a negative provision for loan and lease losses of $1,344,000. The level of nonperforming loans and leases, which began to increase during the economic cycle of 2007 through 2010, reached a high of $22,571,000 at December 31, 2010, but has decreased to $27,000 at December 31, 2018. For additional information see the “Nonaccrual, Past Due and Restructured Loans and Leases” and the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2018	2017	2016
Service charges on deposit accounts	$476	$465	$502
Income from OREO properties	—	—	279
Merchant fee income	422	411	377
Earnings on bank-owned life insurance	307	317	322
Gain on sale and impairment of securities	31	161	314
Other	277	242	251
	$1,513	$1,596	$2,045

Noninterest income decreased $83,000 (5.2%) to $1,513,000 in 2018 from $1,596,000 in 2017. The decrease from 2017 to 2018 was primarily related to lower gains on sale of securities. Gain on sales of securities decreased $130,000 (81.3%) from 2017 to 2018.

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

Noninterest Expense

Salaries and Benefits

Salaries and benefits were $10,203,000 (up $1,283,000 or 14.4%) for 2018, compared to $8,920,000 in 2017. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers, creating a position for a Chief Lending Officer in December 2017, and normal cost of living increases and promotions. Average full-time equivalent employees was 97 during 2018 compared to 93 during 2017. Employer benefit expenses, such as insurance, 401(k) matching and incentives and payroll taxes increased commensurate with the increased staffing levels.

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

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2018 was $20,000 (down $24,000 or 54.5%) compared to $44,000 in 2017. The primary reason for the decrease in OREO related expenses was due to the sale of one of the properties in the third quarter of 2017. Operating expenses on the properties held in 2017 totaled $52,000 compared to $16,000 in 2018. In 2017, the gains on sale, which offset the overall OREO expense, were $8,000 compared to zero in 2018. There were no write-downs on any of the properties held during 2017 compared to write-downs of $4,000 in 2018. At December 31, 2018, the Company held one property with a book value of $957,000.

The total OREO expense in 2017 was $44,000 (down $202,000 or 82.1%) compared to $246,000 in 2016. The primary reason for the decrease in OREO related expenses was due to the sale of a number of properties, including office buildings which have high operating expenses, and lower property write-downs. Operating expenses on the properties held in 2017 totaled $52,000 compared to $128,000 in 2016. In 2017, the gains on sale, which offset the overall OREO expense, were lower than in 2016. Gains from properties sold in 2017 totaled $8,000 compared to a $258,000 in 2016. There were no write-downs on any of the properties held during 2017 compared to write-downs of $376,000 in 2016. At December 31, 2017, the Company held one property with a book value of $961,000.

Occupancy, Furniture and Equipment

Occupancy expense decreased $3,000 (0.3%) during 2018 to $1,050,000, compared to $1,053,000 in 2017. Furniture and equipment expense decreased $33,000 (5.6%) during 2018 to $553,000 compared to $586,000 in 2017. The decrease in occupancy and furniture and equipment expense decrease resulted from lower depreciation expense on premises and equipment leased or owned by the Company.

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

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $4,000 (1.9%) during 2018 to $202,000, compared to $206,000 in 2017. The assessments paid to the DBO in 2018 were $77,000, compared to an expense of $74,000 in 2017.

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

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Professional fees	$1,158	$1,140	$995
Outsourced item processing	315	319	366
Directors’ expense	514	427	417
Telephone and postage	409	360	357
Stationery and supplies	140	135	141
Advertising and promotion	480	175	129
Other operating expenses	388	610	595
	$3,404	$3,166	$3,000
38

Other expenses were $3,404,000 (up $238,000 or 7.5%) for 2018, compared to $3,166,000 for 2017. The increase in other expenses occurred primarily in the advertising and promotion expense category. Advertising and promotion expense increased $305,000 (174.3%), from $175,000 in 2017 to $480,000 in 2018. Much of this increase is related to the expenses to sponsor community events and other promotional activities as the Company is focusing more effort in our markets to strengthen our brand. The overhead efficiency ratio on a taxable equivalent basis for 2018 was 69.4% compared to 65.8% in 2017.

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

Provision for Income Taxes

The effective tax rate on income was 24.3%, 50.4%, and 34.6% in 2018, 2017 and 2016, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $523,000, $420,000, and $697,000 in these years. Tax-exempt income of $1,315,000, $1,471,000, and $1,681,000 from investment securities, loans, and bank-owned life insurance in these years helped to reduce the effective tax rate. The lower effective tax rate in 2018 compared to prior years results from the new lower corporate federal income tax rate of 21% effective January 1, 2018, which was a reduction from the Company’s 2017 and 2016 rate of 34%. The higher effective tax rate in 2017 compared to 2016 resulted from the Company recording an income tax expense adjustment of $1,220,000 related to “H.R.1” commonly referred to as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The adjustment relates to revaluing the Company’s net deferred tax assets using the new lower corporate federal income tax rate of 21%.

The Company’s taxable income in 2018 was $6,474,000 up slightly from $6,450,000 in 2017, however, the combined federal and State income tax expense decreased $1,678,000 (51.6%) from $3,252,000 in 2017 to $1,574,000 in 2018. Excluding the $1,220,000 adjustment related to H.R.1, the tax expense would have been $2,032,000 in 2017. Comparing the actual expense of $1,574,000 in 2018 to the adjusted expense of $2,032,000 in 2017 points out the benefit of the lower 21% federal tax rate.

Balance Sheet Analysis

The Company’s total assets were $688,092,000 at December 31, 2018 compared to $655,622,000 at December 31, 2017, representing an increase of $32,470,000 (5.0%). The average balances of total assets during 2018 were $681,630,000, up $28,910,000 or 4.4% from the 2017 average balances of total assets of $652,720,000.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2018	2017	2016
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$269,049	$232,869	$229,785
Obligations of states and political subdivisions	14,400	22,715	22,612
Corporate debt securities	6,508	6,626	1,519
U. S Treasury securities	4,976	—	—
Equity securities:
Corporate stock	—	112	104
Total available-for-sale investment securities	$294,933	$262,322	$254,020

Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$292	$378	$483
Total held-to-maturity investment securities	$292	$378	$483

Net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2018 and net unrealized gains on available-for-sale investment securities totaling $456,000 were recorded, net of $135,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2017. Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be until maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired. See Table Fifteen, “Securities Maturities and Weighted Average Yields,” for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2018, these categories accounted for approximately 9%, 62%, 18%, 2%, 5%, 0%, 1% and 3%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to approximately 8%, 59%, 25%, 2%, 5%, 0%, 1% and 0%, respectively, at December 31, 2016. Also, as noted in Table 7 below, the Company’s primary focus is commercial and real estate loans, however, in 2018 the Company was selected by a lender that specializes in classic and collector cars. The company began funding these loans during the third quarter of 2018 and recorded $10,791,000 during 2018 and account for the increase in consumer loans.

Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, an upgraded lending team in 2018, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $104 million in loans compared to $30 million in 2017. This production was offset by normal pay downs and payoffs, and resulted in an overall net increase in net loans and leases of $9.8 million (3.2%) from December 31, 2017. The market in which the Company operates has shown increased demand for credit products as the relatively low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial	$29,650	$25,377	$35,374	$36,195	$25,186
Real estate:
Commercial	199,894	185,452	191,129	199,591	193,871
Multi-family	56,139	78,025	73,373	23,494	14,167
Construction	5,685	5,863	9,180	14,533	8,028
Residential	16,338	15,813	15,718	14,200	13,309
Lease financing receivable	32	205	404	732	1,286
Agriculture	4,419	1,713	2,302	2,431	2,882
Consumer	10,714	945	1,650	3,122	4,916
	322,871	313,393	329,130	294,298	263,645
Deferred loan fees and costs, net	37	(202)	(222)	(221)	(287)
Allowance for loan and lease losses	(4,392)	(4,478)	(4,822)	(4,975)	(5,301)
Total net loans and leases	$318,516	$308,713	$324,086	$289,102	$258,057

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos (including classic and collectors autos), boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

Average loans and leases in 2018 were $308,365,000, which represents a decrease of $11,266,000 (3.5%) compared to the average in 2017. Average loans and leases in 2017 were $319,631,000, which represents an increase of $12,894,000 (4.2%) compared to the average in 2016.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company serviced markets in Santa Clara, Contra Costa, and Alameda Counties through a loan production office. In the fourth quarter of 2016, the Company discontinued operating the loan production office, however, the Company continues to service loans originated through these offices. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 87% of the Company’s loan and lease portfolio at December 31, 2018 and 91% at December 31, 2017. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of December 31, 2018, outstanding unimproved residential land commitments were $4,889,000 (or just 1.5% of the total real estate loans). Of the $4,889,000, $2,097,000 (43%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled $27,000 and $1,892,000 at December 31, 2018 and 2017, respectively. The $27,000 in nonperforming loans and leases at December 31, 2018 were comprised of one commercial loan relationship with two loans totaling $27,000, both of which were current to terms. At December 31, 2017, the $1,892,000 in nonperforming loans consisted of one commercial loan totaling $1,597,000, one commercial real estate loan totaling $289,000, and one consumer loan totaling $6,000. At December 31, 2018, there were no loans that were 30 days or more past due.  Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Nonperforming Loans and Leases
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	27	1,597	—	30	666
Real estate	—	289	—	1,493	845
Lease financing receivable	—	—	—	—	—
Consumer and other	—	6	19	120	142
Total nonperforming loans and leases	$27	$1,892	$19	$1,643	$1,653

 Restructured loans considered performing and accruing at December 31, 2018, 2017, 2016, 2015 and 2014, were $6,626,000, $6,799,000, $7,975,000, $8,062,000, and $13,098,000, respectively.

Interest income recognized from payments received on nonaccrual loans and leases was approximately $43,000 in 2018, $2,000 in 2017 and $115,000 in 2016. There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2018. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Management monitors the Company’s performance metrics including the ratios related to nonperforming loans and leases. From 2008 to 2010, the Company experienced an increase in nonperforming loans and leases. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. From 2012 to 2018, the level of nonperforming loans and leases continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of nonperforming loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans and leases that were considered to be impaired totaled $8,702,000 at December 31, 2018 and had a related valuation allowance of $185,000. The average recorded investment in impaired loans and leases during 2018 was approximately $8,847,000. As of December 31, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $13,757,000 and had a related valuation allowance of $355,000. The average recorded investment in impaired loans and leases during 2017 was approximately $14,046,000. As of December 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 and had a related valuation allowance of $421,000. The average recorded investment in impaired loans and leases during 2016 was approximately $17,503,000.

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

The ALLL totaled $4,392,000 or 1.36% of total loans and leases at December 31, 2018, $4,478,000 or 1.43% of total loans and leases at December 31, 2017, and $4,822,000 or 1.47% at December 31, 2016. The decrease in the allowance for loan and lease losses from $4,478,000 at December 31, 2017 to $4,392,000 at December 31, 2018, was mainly due to a decrease in historical losses impacting the loss factor used in calculating the reserve on loans collectively valued for impairment and a reduction in the valuation allowances held for impaired loans. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases was 162.7 times the nonperforming loans and leases at December 31, 2018 compared to 2.4 times the nonperforming loans and leases at December 31, 2017. The allowance for loans and leases as a percentage of impaired loans and leases was 50.5% at December 31, 2018 and 32.6% at December 31, 2017. Of the total nonperforming and impaired loans and leases outstanding as of December 31, 2018, there were $822,000 in loans or leases that had been reduced by partial charge-offs of $400,000.

At December 31, 2018, there was $5,968,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $493,000 were loans or leases that had previous partial charge-offs and $5,475,000 were loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company continues to focus on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every twelve months, and are reviewed by a qualified credit officer.

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

Table Nine: Allowance for Loan and Lease Losses
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Average loans and leases outstanding	$308,365	$319,631	$306,737	$279,728	$253,898

Allowance for loan & lease losses at beginning of period	$4,478	$4,822	$4,975	$5,301	$5,346
Loans and leases charged off:
Commercial	213	1,073	—	609	—
Real estate	—	—	93	—	—
Consumer	69	—	34	6	76
Lease financing receivable	—	—	—	1	—
Total	282	1,073	127	616	76
Recoveries of loans and leases previously charged off:
Commercial	12	6	660	123	256
Real estate	8	228	534	165	163
Consumer	—	4	124	2	150
Lease financing receivable	1	41	—	—	3
Total	21	279	1,318	290	572
Net loans and leases charged off (recovered)	261	794	(1,191)	326	(496)
Additions (reductions) to allowance charged (credited) to operating expenses	175	450	(1,344)	—	(541)
Allowance for loan and lease losses at end of period	$4,392	$4,478	$4,822	$4,975	$5,301
Ratio of net charge-offs (recoveries) to average loans and leases outstanding	0.08%	0.25%	(0.39%)	0.12%	(0.20%)
Provision for loan and lease losses to average loans and leases outstanding	0.06%	0.14%	(0.44%)	—	(0.21%)

Allowance for loan and lease losses to total loans and leases, at end of period	1.36%	1.43%	1.47%	1.69%	2.01%

Allowance for loan and lease losses to nonperforming loans and leases, at end of period	16,266.67%	236.68%	25,378.95%	302.80%	320.69%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2018.

Table Ten: Allowance for Loan and Lease Losses by Loan Category
(dollars in thousands)	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$668	9%	$447	8%	$855	12%
Real estate	3,165	87%	3,695	91%	3,600	86%
Agriculture	88	1%	31	1%	64	1%
Consumer	192	3%	14	—	24	1%
Lease financing receivable	—	—	—	—	1	—
Unallocated	279	—	291	—	278	—
Total	$4,392	100%	$4,478	100%	$4,822	100%

	December 31, 2015		December 31, 2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$860	12%	$1,430	10%
Real estate	3,729	86%	3,429	86%
Agriculture	77	1%	62	1%
Consumer	78	1%	124	2%
Lease financing receivable	1	—	2	1%
Unallocated	230	—	254	—
Total	$4,975	100%	$5,301	100%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2018 and 2017 consisted of one property acquired through foreclosure. During 2018, the Company received and updated appraisal on the one property and reduced the balance by $4,000 through a charge to expense. During 2018, the Company did not acquire any OREO properties. There was $957,000 in OREO at December 31, 2018 with no valuation allowance and $961,000 in OREO at December 31, 2017 with no valuation allowance.

Deposits

At December 31, 2018, total deposits were $590,674,000 representing an increase of $34,594,000 (6.2%) from the December 31, 2017 balance of $556,080,000. The Company’s deposit growth plan for 2018 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts, while continuing to focus on reducing overall interest expense. Due to these efforts, the Company experienced increases during 2018 in interest-bearing checking ($4,780,000 or 7.4%), money market ($15,799,000 or 12.2%), savings ($6,392,000 or 9.7%), and time deposit ($8,406,000 or 10.5%) and decreases in noninterest-bearing demand ($783,000 or 0.4%) accounts.

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2018 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings: FHLB advances	$5,000	1.32%	$3,500	1.39%	$3,500	1.01%

Long-term borrowings: FHLB advances	$10,500	2.02%	$12,000	1.41%	$12,000	1.24%

The maximum amount of short-term borrowings at any month-end during 2018, 2017 and 2016, was $6,500,000, $3,500,000, and $25,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$5,000	$10,500
Maturity	2019	2020 to 2023
Average rates	1.32%	2.02%

The Company has the ability to enter into letters of credit with the FHLB. There were no letters of credit outstanding as of December 31, 2018 or 2017. There were no amounts drawn upon any letter of credit in 2018 or 2017 and management does not expect to draw upon these sources of liquidity in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on October 18, 2017, the Company approved and authorized an additional amount of 5% to be purchased under the 2017 Program. During 2017, the Company repurchased 574,748 shares of its common stock at an average price of $14.99 per share. On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock. During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share.

The Company did not repurchase any shares in 2011 or 2010 and repurchased 575,389 shares in 2012, 849,404 shares in 2013, 424,462 in 2014, 790,989 shares in 2015, and 716,897 shares in 2016. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2018 and 2017, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

At December 31, 2018, shareholders’ equity was $74,721,000, representing a decrease of $2,200,000 (2.9%) from $76,921,000 at December 31, 2017. The decrease in 2018 resulted from repurchases of common stock of $4,773,000, the payment of cash dividends of $1,188,000, and a decrease in other comprehensive income of $1,555,000, as a result of the decrease in the unrealized gain on securities due to an increase in interest rates, exceeding the additions from net income of $4,900,000 for the period and the stock based compensation of $416,000. In 2017, shareholders’ equity decreased $6,929,000 (8.2%) from $83,850,000 at December 31, 2016. The decrease in 2017 resulted from the reductions in other comprehensive income, payment of cash dividends, and repurchases of common stock exceeding the additions from net income for the period and the increase in stock based compensation expense.

Table Eleven below lists the Company’s and American River Bank’s actual capital ratios at December 31, 2018 and 2017, as well as the minimum capital ratios for capital adequacy for American River Bank. The ratio for the minimum regulatory requirement includes the capital conservation buffer of 1.875% as of December 31, 2018 and 1.25% as of December 31, 2017.

Table Eleven: Capital Ratios
	At December 31,		Minimum Regulatory Capital Requirements
	2018	2017	2018	2017
American River Bankshares:
Leverage ratio	8.9%	9.5%	N/A	N/A
Tier 1 Risk-Based Capital	16.1%	18.1%	N/A	N/A
Total Risk-Based Capital	17.3%	19.3%	N/A	N/A

American River Bank:
Leverage ratio	9.0%	9.3%	5.9%	5.3%
Common Equity Tier 1 Capital	16.2%	17.7%	6.4%	5.8%
Tier 1 Risk-Based Capital	16.2%	17.7%	7.9%	7.3%
Total Risk-Based Capital	17.4%	19.0%	9.9%	9.3%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. At December 31, 2018, American River Bank’s ratios were in excess of the regulatory definition of “well capitalized.” Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more ($3 Billion or more effective August 30, 2018) and banks like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. The buffer requirement for 2018 was 1.875% and became fully phased in on January 1, 2019, increasing to 2.50%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2018

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$195	$591
+200bp	$349	$1,042
-100bp	$(605)	$(1,550)
-200bp	$(1,154)	$(3,211)

After a review of the model results as of December 31, 2018, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2018, 2017 and 2016.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2018 were approximately $34,276,000 and $361,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2018, consolidated liquid assets totaled $226.5 million or 32.9% of total assets compared to $226.3 million or 34.5% of total assets on December 31, 2017. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2018, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2018, American River Bank could have arranged for up to $122,762,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2018, the Company had $107,262,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2018, the Company’s borrowing capacity was $8,340,000.

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

Table Thirteen: Certificates of Deposit Maturities

December 31, 2018 (dollars in thousands)	Less than $250,000	Over $250,000
Three months or less	$7,965	$5,054
Over three months through six months	4,831	26,329
Over six months through twelve months	5,691	15,046
Over twelve months	12,572	10,599
Total	$31,059	$57,028

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2018	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$4,019	$10,970	$14,661	$29,650
Real estate	19,445	82,443	176,168	278,056
Agriculture	17	907	3,495	4,419
Consumer	1	321	10,392	10,714
Leases	32	—	—	32
Total	$23,514	$94,641	$204,716	$322,871

Loans and leases shown above with maturities greater than one year include $185,731,000 of variable interest rate loans and $113,626,000 of fixed interest rate loans and leases. The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2018, 2017 and 2016 was $3,932,000, $3,932,000 and $3,779,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

(Taxable Equivalent Basis)
	2018			2017		2016
December 31, (dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$255	5.06%	$—	—	$580	5.39%
Maturing after 1 year but within 5 years	1,141	5.06%	3,018	2.23%	2,328	4.35%
Maturing after 5 years but within 10 years	9,831	6.03%	14,389	4.42%	14,486	4.36%
Maturing after 10 years	3,173	6.33%	5,307	4.11%	5,218	3.23%
U.S Treasury securities
Maturing within 1 year	4,976	2.30%	—	—	—	—
U.S. Government Agencies and U.S.-Sponsored Agencies	269,049	2.69%	232,869	2.10%	229,785	2.04%
Other
Maturing after 1 year but within 5 years	2,434	2.49%	2,469	2.72%	1,519	4.88%
Maturing after 5 years but within 10 years	4,074	5.53%	4,158	4.56%	1,519	4.88%
Non-maturing	—	—	112	0.00%	104	0.00%
Total investment securities	$294,933	2.88%	$262,322	2.32%	$254,020	2.35%
Held-to-maturity securities:
U.S. Government Agencies and U.S.-Sponsored Agencies	$292	5.40%	$378	5.46%	$483	5.43%
Total investment securities	$292	5.40%	$378	5.46%	$483	5.43%

The carrying values of available-for-sale securities include net unrealized (losses) gains of ($2,664,000), ($456,000) and $916,000 at December 31, 2018, 2017 and 2016, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2018, 2017 and 2016 were $14,000, $26,000 and $38,000, respectively.

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

As of December 31, 2018, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2018	2017
Commitments to extend credit (dollars in thousands):
Revolving lines of credit secured by 1-4 family residences	$47	$175
Commercial real estate, construction and land development commitments secured by real estate	21,185	3,565
Other unused commitments, principally commercial loans	13,044	7,183
	$34,276	$10,923

Letters of credit	$361	$121

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2018.

Table Sixteen: Contractual Obligations

		Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$15,500	$5,000	$7,000	$3,500	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,940	747	1,348	915	930
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	88,087	64,916	14,439	8,732	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	4,612	370	784	789	2,669
Total	$112,139	$71,033	$23,571	$13,936	$3,599

Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2018, these amounts represented $4,612,000 most of which is anticipated to be primarily payable at least five years in the future.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that: (1) removes inconsistencies and weaknesses in revenue requirements; (2) provides a more robust framework for addressing revenue issues; (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provides more useful information to users of financial statements through improved disclosure requirements; and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014- 09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company has assessed its revenue streams and reviewed its contracts that could potentially be affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the impact the new guidance has on the Company’s financial position, results of operations or cash flows. The Company adopted ASU No. 2014-09 on January 1, 2018. The effects of adopting ASU No. 2014-09 did not change the amounts of revenue recorded for the Company’s in-scope revenue streams.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 was effective for interim and annual reporting periods beginning after December 15, 2018; early adoption was permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Based on evaluation of the Company’s current lease obligations, the Company has determined that the provisions of ASU No. 2016-02 resulted in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. The Company currently leases nine of its office leases under operating leases. The Company adopted ASU No. 2016-02 on January 1, 2019. The Company’s present value of future lease payments as of January 1, 2019 is $3,570,000, to be recorded as a right-of-use asset with an offsetting liability. The effects of adopting ASU No. 2016-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company intends to begin processing information with the new CECL specific software during the first part of 2019 and to disclose any potential impact of this modeling once it becomes available.

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

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American River Bankshares and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

Crowe LLP

We have served as the Company’s auditor since 2011.

Sacramento, California

February 21, 2019

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017

ASSETS

Cash and due from banks	$20,987	$38,467
Federal funds sold	7,000	—

Total cash and cash equivalents	27,987	38,467

Interest-bearing deposits in banks	1,746	1,746
Investment securities (Note 5):
Available-for-sale, at fair value	294,933	262,322
Held-to-maturity, at amortized cost; fair value of $306 in 2018 and $404 in 2017	292	378
Loans and leases, less allowance for loan and lease losses of $4,392 in 2018 and $4,478 in 2017 (Notes 6, 7, 12 and 17)	318,516	308,713
Premises and equipment, net (Note 8)	1,071	1,158
Federal Home Loan Bank of San Francisco stock	3,932	3,932
Other real estate owned, net	957	961
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	15,429	15,122
Accrued interest receivable and other assets (Notes 11 and 16)	6,908	6,502
	$688,092	$655,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$214,745	$215,528
Interest-bearing (Note 9)	375,929	340,552

Total deposits	590,674	556,080

Short-term borrowings (Note 10)	5,000	3,500
Long-term borrowings (Note 10)	10,500	12,000
Accrued interest payable and other liabilities (Note 16)	7,197	7,121

Total liabilities	613,371	578,701

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 5,858,428 shares in 2018 and 6,132,362 shares in 2017	30,103	34,463
Retained earnings	46,494	42,779
Accumulated other comprehensive loss, net of taxes (Note 5)	(1,876)	(321)
Total shareholders’ equity	74,721	76,921

	$688,092	$655,622

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands, except per share data)

	2018	2017	2016

Interest income:
Interest and fees on loans and leases:
Taxable	$13,924	$13,947	$14,008
Exempt from Federal income taxes	529	499	723
Interest on deposits in banks	33	13	7
Interest on Federal funds sold	348	—	—
Interest and dividends on investment securities:
Taxable	6,901	5,300	5,769
Exempt from Federal income taxes	507	655	646

Total interest income	22,242	20,414	21,153

Interest expense:
Interest on deposits (Note 9)	1,359	855	730
Interest on borrowings	237	206	180

Total interest expense	1,596	1,061	910

Net interest income	20,646	19,353	20,243

Provision for loan and lease losses (Note 7)	175	450	(1,344)

Net interest income after provision for loan and lease losses	20,471	18,903	21,587

Noninterest income:
Service charges	476	465	502
Gain on sale of investment securities (Note 5)	31	161	314
Income from other real estate owned properties	—	—	279
Other income (Note 15)	1,006	970	950

Total noninterest income	1,513	1,596	2,045

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	10,203	8,920	8,435
Other real estate expense	20	44	246
Occupancy (Notes 8, 12 and 17)	1,050	1,053	1,175
Furniture and equipment (Notes 8 and 12)	553	586	652
Regulatory assessments	280	280	328
Other expense (Note 15)	3,404	3,166	3,000

Total noninterest expense	15,510	14,049	13,836

Income before provision for income taxes	6,474	6,450	9,796

Provision for income taxes (Note 11)	1,574	3,252	3,392

Net income	$4,900	$3,198	$6,404

Basic earnings per share (Note 13)	$0.83	$0.50	$0.95

Diluted earnings per share (Note 13)	$0.83	$0.50	$0.94

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016

Net income	$4,900	$3,198	$6,404
Other comprehensive income:
Decrease in net unrealized gains on investment securities	(2,225)	(1,211)	(2,274)
Deferred tax benefit	691	491	905
Decrease in net unrealized gains on investment securities, net of tax	(1,534)	(720)	(1,369)

Reclassification adjustment for realized gains included in net income	(31)	(161)	(314)
Tax effect	10	64	124
Realized gains, net of tax	(21)	(97)	(190)

Total other comprehensive (loss)	(1,555)	(817)	(1,559)

Comprehensive income	$3,345	$2,381	$4,845

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

				Accumulated
				Other
	Common Stock			Comprehensive	Total
			Retained	Income (Loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2016	7,343,649	$49,554	$34,418	$2,103	$86,075

Net income	—	—	6,404	—	6,404
Other comprehensive loss, net of tax (Note 5)	—	—	—	(1,559)	(1,559)

Retirement of common stock (Note 13)	(716,897)	(7,414)	—	—	(7,414)
Net restricted stock award activity and related compensation expense (Note 13)	33,474	291	—	—	291
Stock options exercised (Note 13)	1,500	13	—	—	13
Stock option compensation expense (Note 13)	—	40	—	—	40

Balance, December 31, 2016	6,661,726	42,484	40,822	544	83,850

Net income	—	—	3,198	—	3,198
Other comprehensive loss, net of tax (Note 5)	—	—	—	(817)	(817)

Disproportionate tax effect resulting from H.R.1 Tax Act (Note 2)	—	—	48	(48)	—

Payment of cash dividend, $0.20 per share (Note 14)	—	—	(1,293)	—	(1,293)
Retirement of common stock (Note 13)	(574,748)	(8,641)	—	—	(8,641)
Net restricted stock award activity and related compensation expense (Note 13)	3,486	248	4	—	252
Stock options exercised (Note 13)	41,898	351	—	—	351
Stock option compensation expense (Note 13)	—	21	—	—	21

Balance, December 31, 2017	6,132,362	34,463	42,779	(321)	76,921

Net income	—	—	4,900	—	4,900
Other comprehensive loss, net of tax (Note 5)	—	—	—	(1,555)	(1,555)

Payment of cash dividend, $0.20 per share (Note 14)	—	—	(1,188)	—	(1,188)
Retirement of common stock (Note 13)	(306,618)	(4,773)	—	—	(4,773)
Net restricted stock award activity and related compensation expense (Note 13)	11,374	196	3	—	199
Stock options exercised (Note 13)	21,310	189	—	—	189
Stock option compensation expense (Note 13)	—	28	—	—	28

Balance, December 31, 2018	5,858,428	$30,103	$46,494	$(1,876)	$74,721

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016

Cash flows from operating activities:
Net income	$4,900	$3,198	$6,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	175	450	(1,344)
(Decrease) increase in deferred loan and lease origination fees, net	(239)	(20)	1
Depreciation and amortization	265	333	420
Amortization of investment security premiums and discounts, net	2,404	3,246	2,940
Gain on sale of investment securities	(31)	(161)	(314)
Increase in cash surrender value of life insurance policies	(307)	(317)	(322)
Deferred income tax expense (benefit)	333	1,247	(283)
Stock-based compensation expense	227	273	331
Loss (gain) on sale or write-down of other real estate owned	4	(8)	118
Fair value adjustment to acquired other real estate owned	—	—	(239)
(Increase) decrease in accrued interest receivable and other assets	(125)	(537)	1,734
Increase (decrease) in accrued interest payable and other liabilities	76	(173)	419

Net cash provided by operating activities	7,682	7,531	9,865

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	27,003	31,289	12,655
Proceeds from called available-for-sale investment securities	2,139	145	1,550
Proceeds from matured available-for-sale investment securities	—	1,930	1,100
Purchases of available-for-sale investment securities	(110,615)	(89,273)	(47,292)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	44,321	43,150	46,570
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	86	105	140
Net (increase) decrease in interest-bearing deposits in banks	—	(747)	(249)
Net (increase) decrease in loans and leases	(290)	14,944	(33,064)
Proceeds from sale of loans	1,349	—	—
Purchases of loans	(10,799)	—	—
Net proceeds from sale of other real estate owned	—	395	1,747
Purchases of equipment	(178)	(129)	(375)
Net increase in FHLB stock	—	(153)	—

Net cash (used in) provided by investing activities	(46,984)	1,656	(17,218)

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$26,198	$14,552	$15,728
Net increase (decrease) in time deposits	8,396	(3,278)	(1,612)
Cash paid to repurchase common stock	(4,773)	(8,641)	(7,414)
Proceeds from exercised options	189	351	13
(Decrease) increase in long-term borrowings	(1,500)	—	4,500
Increase in long-term borrowings	1,500	—	—
Cash dividends paid	(1,188)	(1,293)	—

Net cash provided by financing activities	28,822	1,691	11,215

(Decrease) increase in cash and cash equivalents	(10,480)	10,878	3,862

Cash and cash equivalents at beginning of year	38,467	27,589	23,727

Cash and cash equivalents at end of year	$27,987	$38,467	$27,589

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,598	$1,058	$908
Income taxes	$1,095	$2,375	$2,790

Non-cash investing activities:
Real estate acquired through foreclosure or deed in lieu of foreclosure	$—	$—	$1,109
Loans resulting from sale of other real estate owned	$—	$—	$1,686

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2018. Reclassifications did not affect prior year net income or shareholders’ equity.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2018 and 2017.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2018 and 2017.

SBA and Farm Service Agency loans with unpaid balances of $109,000 and $138,000 were being serviced for others as of December 31, 2018 and 2017, respectively. The Company also serviced loans that are participated with other financial institutions totaling $7,815,000 and $7,941,000 as of December 31, 2018 and 2017, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2018 and 2017.

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

Consumer – The consumer loan portfolio is comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Also included in the consumer loan portfolio are home equity lines of credit and loans purchased from a specialty lender that originates classic and collector auto loans. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2018, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On December 22, 2017, President Trump signed into law “H.R.1” commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). During 2017, the Company recorded an income tax expense adjustment of $1,220,000 related to the Tax Act. The adjustment relates to revaluing the Company’s net deferred tax assets using the new lower corporate federal income tax rate of 21% which became effective January 1, 2018, a reduction from the Company’s 2017 rate of 34%.

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2018 and 2017 will be fully realized and therefore no valuation allowance was recorded.

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

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income consists of net income and other comprehensive income (loss). Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss), adjusted for realized gains or losses included in net income, net of tax. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

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

There were no stock splits or stock dividends in 2018, 2017 or 2016.

Stock-Based Compensation

At December 31, 2018, the Company had two stock-based compensation plans, which are described more fully in Note 13. Compensation expense recorded in 2018, 2017, and 2016 totaled $227,000, $273,000 and $331,000, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

Recently Issued Financial Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that: (1) removes inconsistencies and weaknesses in revenue requirements; (2) provides a more robust framework for addressing revenue issues; (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provides more useful information to users of financial statements through improved disclosure requirements; and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014- 09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company has assessed its revenue streams and reviewed its contracts that could potentially be affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the impact the new guidance has on the Company’s financial position, results of operations or cash flows. The Company adopted ASU No. 2014-09 on January 1, 2018. The effects of adopting ASU No. 2014-09 did not change the amounts of revenue recorded for the Company’s in-scope revenue streams.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 was effective for interim and annual reporting periods beginning after December 15, 2018; early adoption was permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Based on evaluation of the Company’s current lease obligations, the Company has determined that the provisions of ASU No. 2016-02 resulted in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. The Company currently leases nine of its office leases under operating leases. The Company adopted ASU No. 2016-02 on January 1, 2019. The Company’s present value of future lease payments as of January 1, 2019 is $3,570,000, to be recorded as a right-of-use asset with an offsetting liability. The effects of adopting ASU No. 2016-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company intends to begin processing information with the new CECL specific software during the first part of 2019 and to disclose potential impact of this modeling once it becomes available.

Revenue From Contracts With Customers

As discussed above, on January 1, 2018 the Company adopted ASC Topic 606, as revised under ASU’s 2014-09, 2014-08 and 2016-20, using the modified retrospective method as of January 1, 2018.  Other income disclosures for periods beginning after January 1, 2018 are presented under revised ASC Topic 606, which have not materially changed from the prior year amounts.  Consistent with Topic 606, noninterest income covered by this guidance is recognized as services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Merchant and Bankcard Fees — The Company earns various types of network transaction fees from third party payment network providers which consist of (i) interchange fees earned from the payment network as a debit card issuer and (ii) ongoing merchant fees earned by the Company for referring our clients to the payment processing provider which allows our clients to accept credit cards as a form of payment. The Company is an issuer of debit cards only as it relates to Merchant and Bankcard fees.  Interchange income, which is settled on a daily basis, is recognized as settlement occurs. Chargebacks have not historically been, nor are they expected to be significant to the overall fee revenue and are recognized upon occurrence.  Referral and merchant fees are recognized when the transaction occurs.

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2018 and December 31, 2017. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2018 and the entry price notion for valuing financial instruments in 2017. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$20,987	$20,987	$—	$—	$20,987
Federal funds sold	7,000	7,000	—	—	7,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	294,933	4,976	289,957	—	294,933
Held-to-maturity securities	292	—	306	—	306
FHLB stock	3,932	N/A	N/A	N/A	N/A
Loans and leases, net	318,516	—	—	315,235	315,235
Accrued interest receivable	1,959	—	1,044	915	1,959
Financial liabilities:
Deposits:
Noninterest-bearing	$214,745	$214,745	$—	$—	$214,745
Savings	72,522	72,522	—	—	72,522
Money market	145,831	145,831	—	—	145,831
NOW accounts	69,489	69,489	—	—	69,489
Time Deposits	88,087	—	88,078	—	88,078
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10,500	—	10,733	—	10,733
Accrued interest payable	63	—	63	—	63

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$38,467	$38,467	$—	$—	$38,467
Interest-bearing deposits in banks	1,746	—	1,750	—	1,750
Available-for-sale securities	262,322	66	262,256	—	262,322
Held-to-maturity securities	378	—	404	—	404
FHLB stock	3,932	N/A	N/A	N/A	N/A
Loans and leases, net	308,713	—	—	317,900	317,900
Accrued interest receivable	1,956	—	1,124	832	1,956
Financial liabilities:
Deposits:
Noninterest-bearing	$215,528	$215,528	$—	$—	$215,528
Savings	66,130	66,130	—	—	66,130
Money market	130,032	130,032	—	—	130,032
NOW accounts	64,709	64,709	—	—	64,709
Time Deposits	79,681	—	79,614	—	79,614
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	11,978	—	11,978
Accrued interest payable	65	—	65	—	65

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$269,049	$—	$269,049	$—	$—
Corporate Debt Securities	6,508	—	6,508	—	—
Obligations of states and political subdivisions	14,400	—	14,400	—	—
U.S. Treasury bonds	4,976	4,976	—	—	—

Total recurring	$294,933	$4,976	$289,957	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$5,274	$—	$—	$5,274	$—

Other real estate owned:
Land	957	—	—	957	(4)
Total nonrecurring	$6,231	$—	$—	$6,231	$(4)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$232,869	$—	$232,869	$—	$—
Corporate Debt Securities	6,626	—	6,626	—	—
Obligations of states and political subdivisions	22,715	—	22,715	—	—
Corporate stock	112	66	46	—	—

Total recurring	$262,322	$66	$262,256	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,598	$—	$—	$1,598	$(1,073)
Real estate:
Commercial	178	—	—	178	—
Residential	329	—	—	329	—

Other real estate owned:
Land	961	—	—	961	—
Total nonrecurring	$3,066	$—	$—	$3,066	$(1,073)

U.S. Government Agencies and Sponsored Agencies consist predominately of residential mortgage-backed securities. There were no transfers between Levels 1 and 2 during the years ended December 31, 2018 or December 31, 2017.

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

At December 31, 2018 and 2017, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of the codification Topic 350, Goodwill and Other Intangibles. The most recent annual assessment was performed as of December 31, 2018, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined that no impairment recognition was required for the years ended December 31, 2018, 2017 and 2016.

At December 31, 2018 and 2017, the Company did not have other intangible assets.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2018 and 2017 consisted of the following (dollars in thousands):

Available-for-Sale

	2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$271,685	$984	$(3,620)	$269,049
Obligations of states and political subdivisions	14,440	165	(205)	14,400
Corporate Debt Securities	6,493	74	(59)	6,508
U.S. Treasury securities	4,979	—	(3)	4,976

	$297,597	$1,223	$(3,887)	$294,933

	2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$233,956	$1,184	$(2,271)	$232,869
Obligations of states and political subdivisions	22,281	528	(94)	22,715
Corporate Debt Securities	6,490	160	(24)	6,626
Equity securities:
Corporate stock	51	61	—	112

	$262,778	$1,933	$(2,389)	$262,322

U.S. Government Agencies and U.S. Government-sponsored Agencies consist predominately of residential mortgage-backed securities. Net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2018. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2018 totaled $27,003,000 and $31,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2018.

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

Held-to-Maturity

2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$292	$14	$—	$306

2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$378	$26	$—	$404

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2018, 2017 and 2016.

The amortized cost and estimated fair value of investment securities at December 31, 2018 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$5,234	$5,231
After one year through five years	3,595	3,575
After five years through ten years	13,923	13,905
After ten years	3,160	3,173
	25,912	25,884

Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	271,685	269,049	$292	$306

	$297,597	$294,933	$292	$306

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $88,460,000 and $55,834,000 and estimated fair values totaling $87,351,000 and $56,021,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2018 and 2017, respectively.

Investment securities with unrealized losses at December 31, 2018 and 2017 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$39,267	$(310)	$138,894	$(3,310)	$178,161	$(3,620)
Obligations of states and political subdivisions	2,168	(28)	5,583	(177)	7,751	(205)
U.S. Treasury securities	4,976	(3)	—	—	4,976	(3)
Corporate bonds	497	(4)	1,938	(55)	2,435	(59)

	$46,908	$(345)	$146,415	$(3,542)	$193,323	$(3,887)

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$119,455	$(1,148)	$49,258	$(1,123)	$168,713	$(2,271)
Obligations of states and political subdivisions	1,130	(9)	4,654	(85)	5,784	(94)
Corporate bonds	1,967	(24)	—	—	1,967	(24)

	$122,552	$(1,181)	$53,912	$(1,208)	$176,464	$(2,389)

At December 31, 2018, the Company held 220 securities of which 26 were in a loss position for less than twelve months and 97 were in a loss position for twelve months or more. These 97 securities consisted of mortgage-backed, corporate and municipal securities.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2018	2017

Real estate – commercial	$199,894	$185,452
Real estate – construction	5,685	5,863
Real estate – multi-family	56,139	78,025
Real estate – residential	16,338	15,813
Commercial	29,650	25,377
Lease financing receivable	32	205
Agriculture	4,419	1,713
Consumer	10,714	945

	322,871	313,393

Deferred loan and lease origination fees and costs, net	37	(202)
Allowance for loan and lease losses	(4,392)	(4,478)

	$318,516	$308,713

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $194,431,000 and $209,889,000 at December 31, 2018 and 2017, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,
	2018	2017

Future lease payments receivable	$33	$211
Residual interests	—	—
Unearned income	(1)	(6)

Net lease financing receivable	$32	$205

Future lease payments receivable are as follows (dollars in thousands):

Year Ending
December 31,

2019	$33

Total lease payments receivable	$33

Salaries and employee benefits totaling $357,000, $177,000 and $289,000 have been deferred as loan and lease origination costs for the years ended December 31, 2018, 2017 and 2016, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2018, 2017 and 2016 and the allocation of the allowance for loan and lease losses as of December 31, 2018, 2017 and 2016 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2018
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	422	(68)	(483)	(2)	15	(1)	57	247	(12)	175
Loans charged-off	(213)	—	—	—	—	—	—	(69)	—	(282)
Recoveries	12	8	—	—	—	1	—	—	—	21

Ending balance allocated to portfolio segments	$668	$2,114	$564	$267	$220	$—	$88	$192	$279	$4,392

Ending balance:
Individually evaluated for impairment	$—	$132	$—	$—	$53	$—	$—	$—	$—	$185

Ending balance:
Collectively evaluated for impairment	$668	$1,982	$564	$267	$167	$—	$88	$192	$279	$4,207

Loans

Ending balance	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$—	$322,871

Ending balance:
Individually evaluated for impairment	$—	$7,783	$—	$—	$919	$—	$—	$—	$—	$8,702

Ending balance:

Collectively evaluated for impairment	$29,650	$192,111	$56,139	$5,685	$15,419	$32	$4,419	$10,714	$—	$314,169
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

88

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total

Grade:
Pass	$29,570	$185,548	$52,301	$5,685	$15,373	$32	$4,419	$10,691	$303,619
Watch	53	13,118	3,838	—	965	—	—	22	17,996
Special mention	—	1,087	—	—	—	—	—	1	1,088
Substandard	27	141	—	—	—	—	—	—	168
Doubtful	—	—	—	—	—	—	—	—	—

Total	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$322,871

	December 31, 2017
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total

Grade:
Pass	$23,617	$164,815	$73,644	$5,863	$13,767	$205	$1,713	$713	$284,337
Watch	96	18,083	4,381	—	1,507	—	—	155	24,222
Special mention	66	2,265	—	—	539	—	—	70	2,940
Substandard	—	289	—	—	—	—	—	7	296
Doubtful	1,598	—	—	—	—	—	—	—	1,598

Total	$25,377	$185,452	$78,025	$5,863	$15,813	$205	$1,713	$945	$313,393
89

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual

Commercial:
Commercial	$—	$—	$—	$—	$29,650	$29,650	$—	$27

Real estate:
Commercial	—	—	—	—	199,894	199,894	—	—
Multi-family	—	—	—	—	56,139	56,139	—	—
Construction	—	—	—	—	5,685	5,685	—	—
Residential	—	—	—	—	16,338	16,338	—	—

Other:
Leases	—	—	—	—	32	32	—	—
Agriculture	—	—	—	—	4,419	4,419	—	—
Consumer	—	—	—	—	10,714	10,714	—	—

Total	$—	$—	$—	$—	$322,871	$322,871	$—	$27
90

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2017
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual

Commercial:
Commercial	$—	$—	$—	$—	$25,377	$25,377	$—	$1,597

Real estate:
Commercial	—	—	289	289	185,163	185,452	—	289
Multi-family	—	—	—	—	78,025	78,025	—	—
Construction	—	—	—	—	5,863	5,863	—	—
Residential	146	—	—	146	15,667	15,813	—	—

Other:
Leases	—	—	—	—	205	205	—	—
Agriculture	—	—	—	—	1,713	1,713	—	—
Consumer	1	—	—	1	944	945	—	6

Total	$147	$—	$289	$436	$312,957	$313,393	$—	$1,892

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$4
Real estate:
Commercial	5,645	5,879	—	5,711	283
Multi-family	—	—	—	—	—
Residential	323	410	—	326	18
Other:
Consumer	—	—	—	—	—

	$5,968	$6,289	$—	$6,037	$305

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	2,138	2,217	132	2,199	133
Multi-family	—	—	—	—	—
Residential	596	596	53	611	29
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—

	$2,734	$2,813	$185	$2,810	$162

Total:
Commercial	$—	$—	$—	$—	$4
Real estate:
Commercial	7,783	8,096	132	7,910	416
Multi-family	—	—	—	—	—
Residential	919	1,006	53	937	47
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—

	$8,702	$9,102	$185	$8,847	$467

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,598	$2,671	$—	$1,808	$108
Real estate:
Commercial	5,674	5,907	—	5,701	281
Multi-family	—	—	—	—	—
Residential	329	416	—	331	19
Other:
Consumer	—	—	—	—	2

	$7,601	$8,994	$—	$7,840	$410

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	4,396	4,483	261	4,435	249
Multi-family	474	474	21	476	33
Residential	1,286	1,286	73	1,295	62
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—

	$6,156	$6,243	$355	$6,206	$344

Total:
Commercial	$1,598	$2,671	$—	$1,808	$108
Real estate:
Commercial	10,070	10,390	261	10,136	530
Multi-family	474	474	21	476	33
Residential	1,615	1,702	73	1,626	81
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	2

	$13,757	$15,237	$355	$14,046	$754

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	10,910	11,540	—	11,011	558
Multi-family	—	—	—	—	1
Residential	334	421	—	337	15
Other:
Consumer	—	—	—	—	3

	$11,244	$11,961	$—	$11,348	$577

With an allowance recorded:
Commercial	$157	$157	$11	$161	$11
Real estate:
Commercial	3,244	3,336	246	3,308	168
Multi-family	482	482	2	485	33
Residential	1,813	1,813	133	1,837	87
Other:
Agriculture	357	357	29	364	21
Consumer	—	—	—	—	—

	$6,053	$6,145	$421	$6,155	$320

Total:
Commercial	$157	$157	$11	$161	$11
Real estate:
Commercial	14,154	14,876	246	14,319	726
Multi-family	482	482	2	485	34
Residential	2,147	2,234	133	2,174	102
Other:
Agriculture	357	357	29	364	21
Consumer	—	—	—	—	3

	$17,297	$18,106	$421	$17,503	$897

Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $43,000, $2,000 and $115,000 for the years ended December 31, 2018, 2017 and 2016.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings

There was one modification made during the period ended December 31, 2018 and one modification made during the period ended December 31, 2017 that were considered as troubled debt restructurings. The modification of the terms of the loan in 2018 was a term out of a line of credit to an amortizing loan with a rate reduction. The loan had a pre-modification and post-modification outstanding recorded investment of $18,000. The modification of the terms of the loan in 2017 included a reduction of the stated interest rate for eighteen months according to a bankruptcy court-order as part of a debtor-in-possession financing agreement. The loan had a pre-modification and post-modification outstanding recorded investment of $2,692,000. In 2017, the balance of the loan was reduced by principal payments of $57,000 and by a charge-off to the loan and lease allowance of $1,073,000 resulting in a net balance of $1,562,000. As of December 31, 2018 and 2017, the Company has a recorded investment in troubled debt restructurings of $6,642,000 and $8,403,000, respectively. The Company has allocated $185,000 and $72,000 of specific allowance for those loans at December 31, 2018 and 2017 and has not committed to lend additional amounts

The Company has not committed to lend additional amounts as of December 31, 2018 or December 31, 2017 to borrowers with outstanding loans that are classified as troubled debt restructurings.

There were no payment defaults on troubled debt restructurings within 12 months following the modification during the year ended December 31, 2018 and 2017 except for one payment default on the troubled debt restructuring made in 2017 with a loan balance of $1,562,000. The loan was subsequently reduced $213,000 through charge-off to the loan and lease allowance and sold for no further loss at $1,349,000.

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

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2018	2017

Land	$206	$206
Building and improvements	886	853
Furniture, fixtures and equipment	6,169	6,058
Leasehold improvements	1,721	1,690

	8,982	8,807

Less accumulated depreciation and amortization	(7,911)	(7,649)

	$1,071	$1,158

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $265,000, $333,000 and $420,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2018	2017

Savings	$72,522	$66,130
Money market	145,831	130,032
NOW accounts	69,489	64,709
Time, $250,000 or more	57,028	45,826
Other time	31,059	33,855

	$375,929	$340,552

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2018 and 2017. This amount represents 4.9% of total deposit balances at December 31, 2018 and 5.2% at December 31, 2017.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,

2019	$64,916
2020	5,923
2021	8,516
2022	3,640
2023	5,092
Thereafter	—

$88,087

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016

Savings	$26	$22	$19
Money market	257	123	128
NOW accounts	15	16	18
Time Deposits	1,061	694	565

	$1,359	$855	$730
96

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2018 and 2017.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2018, bearing fixed interest rates ranging from 1.18% to 3.17% and maturing between April 30, 2019 and November 24, 2023. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2017 bearing fixed interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Amounts available under the borrowing arrangement with the FHLB at December 31, 2018 and 2017 totaled $107,262,000 and $117,546,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2018 and 2017. Amounts available under the borrowing arrangement with the FRB at December 31, 2018 and 2017 totaled $8,340,000 and $9,085,000, respectively.

The following table summarizes these borrowings (dollars in thousands):

	December 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term portion of borrowings	$5,000	1.32%	$3,500	1.39%
Long-term borrowings	10,500	2.02%	12,000	1.41%

	$15,500	1.79%	$15,500	1.41%

Maturities on these borrowings are as follows (dollars in thousands):

Year Ending
December 31,

2019	$5,000
2020	5,000
2021	2,000
2022	—
Thereafter	3,500

$15,500

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following (dollars in thousands):

	Federal	State	Total

2018

Current	$733	$508	$1,241
Deferred	205	128	333

Provision for income taxes	$938	$636	$1,574

2017

Current	$1,397	$608	$2,005
Deferred	1,222	25	1,247

Provision for income taxes	$2,619	$633	$3,252

2016

Current	$2,701	$974	$3,675
Deferred	(308)	25	(283)

Provision for income taxes	$2,393	$999	$3,392
98

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2018	2017

Deferred tax assets:
Allowance for loan and lease losses	$1,328	$1,354
Unrealized gains on available-for-sale investment securities	787	135
Deferred compensation	1,695	1,807
Future state tax deduction	110	132
Other	48	100

Total deferred tax assets	3,968	3,528

Deferred tax liabilities:
Deferred loan costs	(291)	(136)
Federal Home Loan Bank stock dividends	(139)	(139)
Other real estate owned	(50)	(51)
Premises and equipment	(24)	(57)

Total deferred tax liabilities	(504)	(383)

Net deferred tax assets	$3,464	$3,145

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2015 and by state and local taxing authorities for years before December 31, 2014. There were no unrecognized tax benefits accrued by the Company as of December 31, 2018. The Company does not expect to have any unrecognized tax benefits in the next twelve months.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 21% in 2018 and 34% in 2017 and 2016 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2018	2017	2016

Federal income tax statutory rate	21.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	8.1%	6.5%	7.1%
Effect of Federal rate reduction on deferred tax assets	—	19.0%	—
Tax benefit of interest on loans to/investments in states and political subdivisions	(3.3)%	(6.1)%	(4.7)%
Tax-exempt income from life insurance policies	(1.0)%	(1.7)%	(1.1)%
Equity compensation expense	0.1%	0.1%	0.1%
Other	(0.6)%	(1.4)%	(0.8)%

Effective tax rate	24.3%	50.4%	34.6%
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

Future minimum lease payments are as follows (dollars in thousands):

Year Ending
December 31,

2019	$747
2020	689
2021	659
2022	633
2023	282
Thereafter	930

$3,940

Rental expense included in occupancy, furniture and equipment expense totaled $753,000, $755,000 and $858,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	December 31,
	2018	2017

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$47	$175
Commercial real estate, construction and land development commitments secured by real estate	21,185	3,565
Other unused commitments, principally commercial loans	13,044	7,183

	$34,276	$10,923

Standby letters of credit	$361	$121

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 87% and 91% of the Company’s loan portfolio at December 31, 2018 and 2017, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $9,175,000 in uninsured deposits at December 31, 2018. The Company had $6,882,000 in uninsured deposits at December 31, 2017.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Number of
	Net	Shares	Per-Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2018

Basic earnings per share	$4,900	5,871	$0.83

Effect of dilutive stock-based compensation	—	38

Diluted earnings per share	$4,900	5,909	$0.83

December 31, 2017

Basic earnings per share	$3,198	6,349	$0.50

Effect of dilutive stock-based compensation	—	78

Diluted earnings per share	$3,198	6,427	$0.50

December 31, 2016

Basic earnings per share	$6,404	6,747	$0.95

Effect of dilutive stock-based compensation	—	36

Diluted earnings per share	$6,404	6,783	$0.94

No shares were antidilutive for the year ended December 31, 2018. Stock options for 34,736 shares and 98,783 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2017 and 2016, respectively, because they were antidilutive.

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 11,140 options remain outstanding at December 31, 2018. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At December 31, 2018, the total number of authorized shares that are available for issuance under the 2010 Plan is 1,287,096. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Remaining awards granted under the 2000 Plan are nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award.

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

There were no options granted in 2016, 2017 or 2018 under either stock-based compensation plans.

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2018 is as follows:

	Outstanding		Nonvested
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
		Price		Fair Value
	Shares	Per Share	Shares	Per Share

Balance, January 1, 2018	97,543	$11.26	14,738	$2.93

Options granted	—	$—	—	$—
Options vested	—	$—	(7,602)	$2.92
Options exercised	(21,310)	$8.89	—	$—
Options expired or canceled	(35,135)	$15.68	—	$—

Balance, December 31, 2018	41,098	$8.71	7,136	$2.94

A summary of options as of December 31, 2018 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options	$9.29
Aggregate intrinsic value of nonvested stock options	$33,238
Weighted average remaining contractual term in years of nonvested stock options	6.02

Vested:
Number of vested stock options	33,962
Number of options expected to vest	14,738
Weighted average exercise price per share	$8.59
Aggregate intrinsic value	$182,036

Weighted average remaining contractual term in years	3.54

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

	Number of	Weighted	Number of
	Options	Average	Options
	Outstanding	Remaining	Exercisable
	December 31,	Contractual	December 31,
Range of Exercise Prices	2018	Life	2018

$7.07- $8.59	16,542	1.19 years	16,542
$8.60- $16.19	34,023	5.85 years	17,420

	41,098		33,962

Restricted Stock

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan. The following is a summary of stock-based compensation information as of or for the years ended December 31, 2018, 2017 and 2016:

There were 22,514 shares of restricted stock awarded during 2018. Of the 22,514 restricted common shares, 8,535 will vest one year from the date of the award, 11,599 will vest 33% per year from the date of the award, and 2,380 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 2.45 years. There were 32,315 shares of restricted stock awarded during 2017. Of the 32,315 restricted common shares, 7,862 will vest one year from the date of the award, 7,333 will vest 33% per year from the date of the award, and 2,087 will vest 20% per year from the date of the award. The remaining 15,033 are considered performance based awards. The awards can be earned based upon the stock performance of the Company’s common stock in relationship to the common stock of the Company’s peer group. The number of shares can be adjusted by up to 150% of the award if outstanding performance is reached or can be forfeited if minimum performance is not reached. The 15,033 awards are related to the 2017-2018 performance period and were forfeited as the Company did not meet the minimum performance target or the employee was terminated prior to the end of the performance period. The weighted average contractual term over which the restricted stock will vest is 1.50 years.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock (Continued)

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2018	49,053	$12.27

Awarded	22,514	$15.44
Vested	(27,899)	$13.26
Cancelled	(11,140)	$14.54

Nonvested at December 31, 2018	32,528	$14.60

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

	2018	2017	2016
	(Dollars in thousands)
Total intrinsic value of options exercised	$137	$235	$3

Aggregate cash received for option exercises	$189	$351	$13
Total fair value of options vested	$14	$57	$41
Total compensation cost, options and restricted stock	$227	$273	$331
Tax benefit recognized	$53	$99	$116
Net compensation cost, options and restricted stock	$171	$174	$215
Total compensation cost for nonvested option awards not yet recognized	$17	$47	$99
Weighted average years for compensation cost for nonvested options to be recognized	1.0	1.0	1.3
Total compensation cost for restricted stock not yet recognized	$318	$284	$376
Weighted average years for compensation cost for restricted stock to be recognized	0.8	1.1	1.6

Stock Repurchase Program

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2016 Program”).  The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock.  In addition, on October 18, 2017, the Company approved and authorized an additional amount of 5% to be purchased under the 2017 Program.  During 2017, the Company repurchased 574,748 shares of its common stock at an average price of $14.99 per share.  On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Repurchase Program (Continued)

(the “2018 Program”).  The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock.  During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share.

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Beginning in January of 2017, the Company reinstated paying quarterly cash dividends on its common stock. In 2018 and 2017, the Company declared cash dividends in the amount of $0.05 per common share for each quarter, totaling $0.20 per common share for the years ended December 31, 2018 and 2017. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. There were no cash dividends declared or paid in 2016.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2018 and 2017, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more ($3 Billion or more effective August 30, 2018) and banks like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2018 and 2017.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

	December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$60,276	8.9%	$60,921	9.5%

American River Bank	$60,704	9.0%	$60,041	9.3%
Minimum requirement for “Well-Capitalized” institution	$33,700	5.0%	$32,215	5.0%
Minimum regulatory requirement*	$39,597	5.9%	$33,826	5.3%

Common Equity Tier 1 Risk-Based Capital Ratio

American River Bank	$60,704	16.2%	$60,041	17.7%
Minimum requirement for “Well-Capitalized” institution	$24,307	6.5%	$22,038	6.5%
Minimum regulatory requirement*	$23,839	6.4%	$19,495	5.8%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$60,276	16.1%	$60,921	18.1%

American River Bank	$60,704	16.2%	$60,041	17.7%
Minimum requirement for “Well-Capitalized” institution	$29,916	8.0%	$27,123	8.0%
Minimum regulatory requirement*	$29,449	7.9%	$24,581	7.3%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$64,668	17.3%	$65,135	19.3%

American River Bank	$65,096	17.4%	$64,282	19.0%
Minimum requirement for “Well-Capitalized” institution	$37,395	10.0%	$33,928	10.0%
Minimum regulatory requirement*	$36,928	9.9%	$31,383	9.3%

*	Ratio for regulatory requirement includes the capital conservation buffer of 1.875% as of December 31, 2018 and 1.25% as of December 31, 2017.
108

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016

Merchant fee income	$422	$411	$377
Increase in cash surrender value of life insurance policies (Note 16)	307	317	322
Other	277	242	251

	$1,006	$970	$950

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016

Professional fees	$1,158	$1,140	$995
Outsourced item processing	315	319	366
Directors’ expense	514	427	417
Telephone and postage	409	360	357
Stationery and supplies	140	135	141
Advertising and promotion	480	175	129
Other operating expenses	388	610	595

	$3,404	$3,166	$3,000

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $230,000, $196,000 and $195,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 6.20% and 5.93% for 2018 and 2017, respectively. Deferred compensation, including interest earned, totaled $3,211,000 and $3,216,000 at December 31, 2018 and 2017, respectively. The expense recognized under this plan totaled $199,000, $183,000 and $168,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2018 and 2017, the Company had accrued $1,402,000 and $1,474,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $85,000, $234,000 and $178,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In connection with these current and former plans, the Company invested in single premium life insurance policies with cash surrender values totaling $15,429,000 and $15,122,000 at December 31, 2018 and 2017, respectively. Tax-exempt income on these policies, net of expense, totaled approximately $307,000, $317,000 and $322,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate activity involving related party borrowers during 2018 (dollars in thousands):

Balance, January 1, 2018	$708

Disbursements	—
Amounts repaid	(32)

Balance, December 31, 2018	$676

There are no undisbursed commitments to related parties as of December 31, 2018.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $76,000, $76,000 and $110,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017

ASSETS

Cash and due from banks	$261	$1,605
Investment in subsidiaries	75,149	76,040
Other assets	172	264

	$75,582	$77,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$861	$988

Total liabilities	861	988

Shareholders’ equity:
Common stock	30,103	34,463
Retained earnings	46,494	42,779
Accumulated other comprehensive loss, net of taxes	(1,876)	(321)

Total shareholders’ equity	74,721	76,921

	$75,582	$77,909
112

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016

Income:
Dividends declared by subsidiaries – eliminated in consolidation	$4,845	$11,118	$7,675

Total income	4,845	11,118	7,675

Expenses:
Professional fees	155	142	91
Directors’ expense	361	282	285
Other expenses	218	226	203

Total expenses	734	650	579

Income before equity in undistributed income of subsidiaries	4,111	10,468	7,096

Equity in undistributed (dividends in excess of) income of subsidiaries	562	(7,554)	(930)

Income before income taxes	4,673	2,914	6,166

Income tax benefit	227	284	238

Net income	$4,900	$3,198	$6,404
113

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016

Cash flows from operating activities:
Net income	$4,900	$3,198	$6,404
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed) dividends in excess of income of subsidiaries	(562)	7,554	930
Equity-based compensation expense	227	273	331
Increase in other assets	(10)	(95)	(235)
(Decrease) increase in other liabilities	(127)	(1)	39

Net cash provided by operating activities	4,428	10,929	7,469

Cash flows from financing activities:
Proceeds from exercised options	189	351	13
Cash dividends paid	(1,188)	(1,293)	—
Cash paid to repurchase common stock	(4,773)	(8,641)	(7,414)

Net cash used in financing activities	(5,772)	(9,583)	(7,401)

Net (decrease) increase in cash and cash equivalents	(1,344)	1,346	68

Cash and cash equivalents at beginning of year	1,605	259	191

Cash and cash equivalents at end of year	$261	$1,605	$259
114

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,
2018
Interest income	$5,066	$5,498	$5,666	$6,012
Net interest income	4,737	5,120	5,257	5,532
Provision for loan and lease losses	—	—	50	125
Noninterest income	372	380	377	384
Noninterest expense	3,350	3,828	4,003	4,329
Income before taxes	1,759	1,672	1,581	1,462
Net income	1,353	1,269	1,153	1,125

Basic earnings per share	$0.23	$0.22	$0.20	$0.19
Diluted earnings per share	0.22	0.22	0.20	0.19
Cash dividends per share	0.05	0.05	0.05	0.05
Price range, common stock	$12.21-16.48	$14.95-17.50	$14.90-17.48	$10.50-15.65

2017
Interest income	$5,053	$5,121	$5,082	$5,158
Net interest income	4,811	4,869	4,803	4,870
Provision for loan and lease losses	—	—	300	150
Noninterest income	419	439	377	361
Noninterest expense	3,430	3,368	3,312	3,939
Income before taxes	1,800	1,940	1,568	1,142
Net income (loss) (1)	1,184	1,297	1,109	(392)

Basic earnings (loss) per share	$0.18	$0.20	$0.18	$(0.06)
Diluted earnings (loss) per share	0.18	0.20	0.17	(0.06)
Cash dividends per share	0.05	0.05	0.05	0.05
Price range, common stock	$13.09-15.90	$13.46-15.20	$12.97-14.55	$13.95-15.69

(1)	The net loss in the fourth quarter of 2017 results from the increased expenses related to management changes and tax related expenses as the Company was required to write-down a portion of its deferred tax assets to comply with “H.R.1” commonly referred to as the Tax Cuts and Jobs Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2018, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

115

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based upon those criteria.

The Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Form 10-K has issued an audit report on the Company’s internal control over financial reporting.

/s/ DAVID E. RITCHIE, JR.	/s/ MITCHELL A. DERENZO
David E. Ritchie, Jr.	Mitchell A. Derenzo
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

116

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. Listed and included in Part II, Item 8.

    (2) Financial Statement Schedules. Not applicable.

    (3) Exhibits.

Exhibit Number	Document Description
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California, incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000, and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.
*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
117

*(10.7)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.8)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

*(10.9)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.10)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.
(10.11)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.12)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First and Second Amendments thereto dated April 22, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Third Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.13)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.14)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016; the Twelfth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2016 and the Thirteenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 19, 2018.
*(10.15)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.16)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
118

*(10.17)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.18)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.19)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.20)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007, the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007, and the Second Amendment thereto, dated October 16, 2017, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2017.

(10.21)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008 and First Amendment to lease agreement, between American River Bank, successor to North Coast Bank, a division of American River Bank and 90 E. Street SR. LLC successor to 90 E Street LLC, related to 90 E Street, Santa Rosa, California incorporated by reference herein from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 18, 2018.
(10.22)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.23)	Form of Indemnification Agreement for directors and executive officers of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.24)	Form of Indemnification Agreement for directors and executive officers of American River Bank, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.25)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.26)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
*(10.27)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.28)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
119

(10.29)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.30)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.31)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.32)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

*(10.33)	Separation and Release Agreement dated October 27, 2017, between the Registrant and David T. Taber, incorporated by reference from Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.34)	Employment Agreement dated October 27, 2017, between the Registrant and David E. Ritchie, Jr., incorporated by reference from Exhibit 10.38 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.35)	Employment Agreement dated December 11, 2017, between the Registrant and Dennis F. Raymond, Jr., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 12, 2017.

*(10.36)	Employment Agreement dated May 15, 2018, between the Registrant and Dan C. McGregor, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 1, 2018.

*(10.37)	American River Bankshares Executive Annual Incentive Plan Document, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 21, 2018.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(23.1)	Consent of Crowe Horwath LLP.**

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Label**
101.PRE	XBRL Taxonomy Extension Presentation**

*Denotes management contracts, compensatory plans or arrangements. **Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

An Annual Report for the fiscal year ended December 31, 2018 and Notice of Annual Meeting and Proxy Statement for the Company’s 2019 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

120

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 21, 2019	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
Chief Executive Officer
(Principal Executive Officer)

February 21, 2019	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. ANDERSON	Director	2/21/19
Nicolas C. Anderson

/s/ KIMBERLY A.BOX	Director	2/21/19
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	2/21/19
Charles D. Fite

/s/ JEFFERY OWENSBY	Director	2/21/19
Jeffery Owensby

/s/ DAVID E. RITCHIE, JR.	Director, Chief Executive Officer	2/21/19
David E. Ritchie, Jr.	(Principal Executive Officer)

/s/ WILLIAM A. ROBOTHAM	Director, Vice Chairman	2/21/19
William A. Robotham

/s/ STEPHEN H. WAKS	Director	2/21/19
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	2/21/19
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	2/21/19
Michael A. Ziegler

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/21/19
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
121