Form 10-Q
period 2019-03-31
AMERICAN RIVER BANKSHARES
filed 2019-05-07
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

(916) 851-0123
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	AMRB	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,887,654 shares outstanding at May 7, 2019

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

Part II.

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44

Exhibit Index		45
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	46
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	47
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	48

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$16,610	$20,987
Interest-bearing deposits in banks	2,835	1,746
Federal funds sold	—	7,000
Total cash and cash equivalents	19,445	29,733
Investment securities:
Available-for-sale, at fair value	286,602	294,933
Held-to-maturity, at amortized cost fair value of $293 in 2019 and $306 in 2018	277	292
Loans and leases, less allowance for loan and lease losses of $4,577 at March 31, 2019 and $4,392 at December 31, 2018	336,007	318,516
Premises and equipment, net	1,151	1,071
Federal Home Loan Bank stock	3,932	3,932
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	957	957
Bank owned life insurance	15,509	15,429
Accrued interest receivable and other assets	9,167	6,908
	$689,368	$688,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$213,012	$214,745
Interest-bearing	359,367	375,929
Total deposits	572,379	590,674

Short-term borrowings	19,000	5,000
Long-term borrowings	10,500	10,500
Accrued interest payable and other liabilities	9,913	7,197

Total liabilities	611,792	613,371

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,887,962 shares at March 31, 2019 and 5,858,428 shares at December 31, 2018	30,281	30,103
Retained earnings	47,347	46,494
Accumulated other comprehensive loss, net of taxes	(52)	(1,876)

Total shareholders’ equity	77,576	74,721
	$689,368	$688,092

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

For the three months ended March 31,	2019	2018

Interest income:
Interest and fees on loans and leases:
Taxable	$3,818	$3,328
Exempt from Federal income taxes	149	128
Interest on Federal funds sold	5	50
Interest on deposits in banks	44	6
Interest and dividends on investment securities:
Taxable	2,024	1,391
Exempt from Federal income taxes	92	163
Total interest income	6,132	5,066
Interest expense:
Interest on deposits	489	275
Interest on borrowings	94	54
Total interest expense	583	329

Net interest income	5,549	4,737

Provision for loan and lease losses	180	—

Net interest income after provision for loan and lease losses	5,369	4,737

Noninterest income:
Service charges on deposit accounts	121	117
Gain on sale of securities	36	1
Other noninterest income	254	254
Total noninterest income	411	372

Noninterest expense:
Salaries and employee benefits	2,781	2,206
Occupancy	257	262
Furniture and equipment	140	138
Federal Deposit Insurance Corporation assessments	50	53
Expenses related to other real estate owned	4	5
Other expense	1,028	686
Total noninterest expense	4,260	3,350
Income before provision for income taxes	1,520	1,759
Provision for income taxes	374	406
Net income	$1,146	$1,353

Basic earnings per share	$0.20	$0.23
Diluted earnings per share	$0.20	$0.22

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(dollars in thousands)

For the three months ended March 31,	2019	2018

Net income	$1,146	$1,353
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities	2,626	(2,730)
Deferred tax (expense) benefit	(776)	821
Increase in net unrealized gains (losses) on investment securities, net of tax	1,850	(1,909)

Reclassification adjustment for realized gains included in net income	(36)	(1)
Tax effect	10	—
Realized gains, net of tax	(26)	(1)

Total other comprehensive income (loss)	1,824	(1,908)
Comprehensive income (loss)	$2,970	$(555)

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock			Other	Total
(dollars in thousands)			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	6,132,362	$34,463	$42,779	$(321)	$76,921
Net income			1,353		1,353
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(1,908)	(1,908)

Cash dividends ($0.05 per share)			(307)		(307)
Net restricted stock award activity and related compensation expense	6,944	65	1		66
Stock options exercised	7,086	65			65
Stock option compensation expense		7			7
Retirement of common stock	(264,178)	(4,099)			(4,099)

Balance, March 31, 2018	5,882,214	$30,501	$43,826	$(2,229)	$72,098

Balance, January 1, 2019	5,858,428	$30,103	$46,494	$(1,876)	$74,721
Net income			1,146		1,146
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,824	1,824

Cash dividends ($0.05 per share)			(293)		(293)
Net restricted stock award activity and related compensation expense	18,394	79			79
Stock options exercised	11,140	95			95
Stock option compensation expense		4			4

Balance, March 31, 2019	5,887,962	$30,281	$47,347	$(52)	$77,576

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)

For the three months ended March 31,	2019	2018

Cash flows from operating activities:
Net income	$1,146	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	180	—
Decrease in deferred loan origination fees and costs, net	(231)	(16)
Depreciation and amortization	66	70
Gain on sale and call of investment securities	(36)	(1)
Amortization of investment security premiums and discounts, net	404	792
Increase in cash surrender values of life insurance policies	(81)	(75)
Stock based compensation expense	83	73
Decrease (increase) in accrued interest receivable and other assets	349	(729)
(Decrease) increase in accrued interest payable and other liabilities	(656)	241

Net cash provided by operating activities	1,224	1,708

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	2,022	—
Proceeds from called available-for-sale investment securities	—	500
Proceeds from matured available-for-sale investment Securities	3,000	—
Purchases of available-for-sale investment securities	(4,702)	(39,933)
Proceeds from principal repayments for available-for-sale investment securities	10,232	9,867
Proceeds from principal repayments for held-to-maturity investment securities	15	21
Net (increase) decrease in loans	(11,746)	9,662
Purchases of loans	(5,694)	—
Purchases of equipment	(146)	(35)

Net cash used in investing activities	(7,019)	(19,918)
7

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,	2019	2018

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(17,895)	$44,041
Net (decrease) increase in time deposits	(400)	66
Increase in short term borrowing	14,000	—
Proceeds from exercised options	95	65
Cash dividends paid	(293)	(307)
Cash paid to repurchase common stock	—	(4,099)

Net cash (used in) provided by financing activities	$(4,493)	$39,766

(Decrease) increase in cash and cash equivalents	(10,288)	21,556

Cash and cash equivalents at beginning of year	29,733	38,467

Cash and cash equivalents at end of period	$19,445	$60,023

Supplemental noncash disclosures:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$3,570	$—

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2019 and December 31, 2018, the results of its operations and its cash flows for the three-month periods ended March 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three-month period ended March 31, 2019 may not necessarily be indicative of the operating results for the full year.

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

Adoption of New Accounting Standard: On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases”, utilizing the effective date method under the modified retrospective approach. The Company currently leases nine of its office leases under operating leases. The Company’s present value of future lease payments as of January 1, 2019 was $3,570,000 which was recorded as a right-of-use asset included in accrued interest receivable and other assets with an offsetting liability included in accrued interest payable and other liabilities on the consolidated balance sheet. The effects of adopting ASU No. 2016-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”). There were 11,140 stock options outstanding at December 31, 2018, all of which were exercised during the first quarter of 2019; accordingly, there are no further grants outstanding under the 2000 Plan. At March 31, 2019, there were 29,958 stock options and 47,058 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,283,232. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the 2010 Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the 2010 Plan are exercisable until their expiration. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2019 and 2018, the compensation cost recognized for equity compensation was $83,000 and $73,000, respectively. The recognized tax benefit for equity compensation expense was $21,000 and $18,000, for the three-month periods ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the total compensation cost related to nonvested stock option awards not yet recorded is $13,000. This amount will be recognized over the next 1.3 years and the weighted average period of recognizing these costs is expected to be 0.6 years. At March 31, 2019, the total compensation cost related to restricted stock awards not yet recorded is $497,000. This amount will be recognized over the next 4.2 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2019 and 2018. A summary of option activity under the Plans as of March 31, 2018 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	41,098	$8.71	2.3 years	$215
Granted	—	—	—	—
Exercised	11,140	8.50	—	—
Expired, forfeited or cancelled	—	—	—	—
Outstanding at March 31, 2019	29,958	$8.79	5.2 years	$126
Vested at March 31, 2019	22,822	$8.64	5.0 years	$100
Non-vested at March 31, 2019	7,136	$9.29	5.8 years	$26

Restricted Stock

There were 18,394 shares of restricted stock awarded during the three-month period ended March 31, 2019 and 11,599 shares of restricted stock awarded during the three-month period ended March 31, 2018. There were 3,864 and 14,917 restricted stock awards that were fully vested during the three-month periods ended March 31, 2019 and 2018, respectively. The intrinsic value of nonvested restricted stock at March 31, 2019 was $612,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	32,528	$14.60
Awarded	18,394	14.05
Less: Vested	3,864	15.30
Less: Expired, forfeited or cancelled	—	—
Nonvested at March 31, 2019	47,058	$14.32

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month periods ended March 31, 2019 or 2018 or outstanding at March 31, 2019 or December 31, 2018.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $13.00 as of March 31, 2019.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $32,047,000 and standby letters of credit of approximately $240,000 at March 31, 2019 and loan commitments of approximately $34,276,000 and standby letters of credit of approximately $361,000 at December 31, 2018. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2019 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2019 or December 31, 2018.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,836,579 shares and 5,996,146 shares for the three-month periods ended March 31, 2019 and 2018, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (21,048 shares for the three-month period ended March 31, 2019 and 36,641 shares for the three-month period ended March 31, 2018). For the three-month periods ended March 31, 2019 and 2018, there were zero stock options that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$265,796	$1,922	$(2,291)	$265,427
Obligations of states and political subdivisions	12,398	287	(46)	12,639
Corporate bonds	6,494	80	(27)	6,547
US Treasury securities	1,988	1	—	1,989
	$286,676	$2,290	$(2,364)	$286,602

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$271,685	$984	$(3,620)	$269,049
Obligations of states and political subdivisions	14,440	165	(205)	14,400
Corporate bonds	6,493	74	(59)	6,508
US Treasury securities	4,979	—	(3)	4,976
	$297,597	$1,223	$(3,887)	$294,933

Net unrealized losses on available-for-sale investment securities totaling $74,000 were recorded, net of $22,000 in tax assets, as accumulated other comprehensive loss within shareholders’ equity at March 31, 2019. Net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2018. There were no transfers of available-for-sale investment securities for the three-month periods ended March 31, 2019 or March 31, 2018.

Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2019 totaled $2,022,000 and $36,000, respectively. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2018 totaled $500,000 and $1,000, respectively.

Held-to-Maturity

March 31, 2019

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$277	$16	$—	$293

December 31, 2018		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$292	$14	$—	$306

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2019 and March 31, 2018. Investment securities with unrealized losses at March 31, 2019 and December 31, 2018 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2019	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$14,404	$(99)	$144,192	$(2,192)	$158,596	$(2,291)
Obligations of states and political subdivisions	—	—	1,179	(46)	1,179	(46)
Corporate bonds	—	—	2,467	(27)	2,467	(27)
	$14,404	$(99)	$147,838	$(2,265)	$162,242	$(2,364)

December 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$39,267	$(310)	$138,894	$(3,310)	$178,161	$(3,620)
Obligations of states and political subdivisions	2,168	(28)	5,583	(177)	7,751	(205)
Corporate bonds	497	(4)	1,938	(55)	2,435	(59)
US Treasury securities	4,976	(3)	—	—	4,976	(3)
	$46,908	$(345)	$146,415	$(3,542)	$193,323	$(3,887)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2019 or December 31, 2018.

At March 31, 2019, the Company held 217 securities of which 8 were in a loss position for less than twelve months and 97 were in a loss position for twelve months or more. Of the 97 securities in a loss position for greater than twelve months at March 31, 2019, one was a municipal security, two were corporate securities, and 94 were US Government Agencies and Sponsored Agencies securities. At December 31, 2018, the Company held 220 securities of which 26 were in a loss position for less than twelve months and 97 were in a loss position for twelve months or more. Of the 97 securities in a loss position for greater than twelve months at December 31, 2018, one was a corporate securities, five were municipal securities and 91 were US Government Agencies and Sponsored Agencies securities.

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

The amortized cost and estimated fair values of investment securities at March 31, 2019 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$2,243	$2,244
After one year through five years	3,596	3,609
After five years through ten years	11,893	12,061
After ten years	3,148	3,261
	20,880	21,175
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	265,796	265,427	$277	$293
	$286,676	$286,602	$277	$293

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2019 and December 31, 2018, the recorded investment in nonperforming loans and leases was approximately $25,000 and $27,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2019, the recorded investment in loans and leases that were considered to be impaired totaled $8,640,000. Of the total impaired loans of $8,640,000, loans totaling $5,936,000 were deemed to require no specific reserve and loans totaling $2,704,000 were deemed to require a related valuation allowance of $164,000. At December 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $8,702,000 and had a related valuation allowance of $185,000.

At March 31, 2019 and December 31, 2018, the recorded investment in other real estate owned (“OREO”) was $957,000. During the first quarter of 2019, the Company did not add any new or sell or impair any of the OREO properties. The March 31, 2019 and December 31, 2018 OREO balance of $957,000 consisted of one commercial land property.

Nonperforming loans and leases and other assets and OREO at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$25	$27
Nonaccrual loans and leases that are past due	—	—
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	957	957
Total nonperforming assets	$982	$984

Nonperforming loans and leases to total loans and leases	0.01%	0.01%
Total nonperforming assets to total assets	0.14%	0.14%

Impaired loans and leases as of and for the periods ended March 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	As of March 31, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Real estate-commercial	$5,613	$5,746	$—	$5,645	$5,879	$—
Real estate-residential	323	410	—	323	410	—
Subtotal	$5,936	$6,156	$—	$5,968	$6,289	$—

With an allowance recorded:

Real estate-commercial	$2,116	$2,193	$117	2,138	2,217	132
Real estate-residential	588	588	47	596	596	53
Subtotal	$2,704	$2,781	$164	$2,734	$2,813	$185

Total:

Real estate-commercial	$7,729	$7,939	$117	$7,783	$8,096	$32
Real estate-residential	911	998	47	919	1,006	53
	$8,640	$8,937	$164	$8,702	$9,102	$185

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2019	March 31, 2018

Commercial	$—	$1,580
Real estate-commercial	7,823	8,861
Real estate-multi-family	—	473
Real estate-residential	915	1,609
Total	$8,738	$12,523

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31, 2019	March 31, 2018

Commercial	$—	$—
Real estate-commercial	114	108
Real estate-multi-family	—	8
Real estate-residential	11	22
Agriculture	—	—
Total	$125	$138

7. TROUBLED DEBT RESTRUCTURINGS

During the periods ended March 31, 2019 and 2018, there were no loans that were modified as troubled debt restructurings.

There were no payment defaults during the three months ended March 31, 2019 or March 31, 2018 on troubled debt restructurings made in the preceding twelve months. At March 31, 2019 and December 31, 2018, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2019 and December 31, 2019 are summarized below:

March 31, 2019	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$29,754	$185,247	$50,904	$8,862	$24,941
Watch	48	10,016	3,821	—	951
Special mention	—	1,069	—	—	—
Substandard	25	139	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$29,827	$196,471	$54,725	$8,862	$25,892

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$10	$8,787	$15,719	$324,224
Watch	—	—	22	14,858
Special mention	—	—	1	1,070
Substandard	—	—	—	164
Doubtful or loss	—	—	—	—
Total	$10	$8,787	$15,742	$340,316

December 31, 2018	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$29,570	$185,548	$52,301	$5,685	$15,373
Watch	53	13,118	3,838	—	965
Special mention	—	1,087	—	—	—
Substandard	27	141	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$29,650	$199,894	$56,139	$5,685	$16,338

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$32	$4,419	$10,691	$303,619
Watch	—	—	22	17,996
Special mention	—	—	1	1,088
Substandard	—	—	—	168
Doubtful or loss	—	—	—	—
Total	$32	$4,419	$10,714	$322,871

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2019
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2019	$668	$2,114	$564	$267	$220	$—	$88	$192	$279	$4,392
Provision for loan losses	(9)	(86)	(144)	141	129	—	80	65	4	180
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	2	3	—	—	—	—	—	—	—	5

Ending balance, March 31, 2019	$661	$2,031	$420	$408	$349	$—	$168	$257	$283	$4,577

Ending balance:
Individually evaluated for impairment	$—	$117	$—	$—	$47	$—	$—	$—	$—	$164

Ending balance:
Collectively evaluated for impairment	$661	$1,914	$420	$408	$302	$—	$168	$257	$283	$4,413

Loans

Ending balance	$29,827	$196,471	$54,725	$8,862	$25,892	$10	$8,787	$15,742	$—	$340,316

Ending balance:
Individually evaluated for impairment	$—	$7,729	$—	$—	$911	$—	$—	$—	$—	$8,640

Ending balance:
Collectively evaluated for impairment	$29,827	$188,742	$54,725	$8,862	$24,981	$10	$8,787	$15,742	$—	$331,676
17

December 31, 2018
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$—	$132	$—	$—	$53	$—	$—	$—	$—	$185

Ending balance:
Collectively evaluated for impairment	$668	$1,982	$564	$267	$167	$—	$88	$192	$279	$4,207

Loans

Ending balance	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$—	$322,871

Ending balance:
Individually evaluated for impairment	$—	$7,783	$—	$—	$919	$—	$—	$—	$—	$8,702

Ending balance:
Collectively evaluated for impairment	$29,650	$192,111	$56,139	$5,685	$15,419	$32	$4,419	$10,714	$—	$314,169

March 31, 2018
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Beginning balance, January 1, 2018	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	92	(33)	(81)	19	13	(1)	—	1	(10)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	7	2	—	—	—	1	—	—	—	10

Ending balance, March 31, 2018	$546	$2,143	$966	$288	$218	$—	$31	$15	$281	$4,488
18

The Company’s aging analysis of the loan and lease portfolio at March 31, 2019 and December 31, 2018 are summarized below:

March 31, 2019							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$29,827	$29,827	$—	$25
Real estate:
Commercial	423	—	—	423	196,048	196,471	—	—
Multi-family	—	—	—	—	54,725	54,725	—	—
Construction	—	—	—	—	8,862	8,862	—	—
Residential	—	—	—	—	25,892	25,892	—	—
Other:
Leases	—	—	—	—	10	10	—	—
Agriculture	—	—	—	—	8,787	8,787	—	—
Consumer	—	—	—	—	15,742	15,742	—	—
Total	$423	$—	$—	$423	$339,893	$340,316	$—	$25

December 31, 2018							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$29,650	$29,650	$—	$27

Real estate:
Commercial	—	—	—	—	199,894	199,894	—	—
Multi-family	—	—	—	—	56,139	56,139	—	—
Construction	—	—	—	—	5,685	5,685	—	—
Residential	—	—	—	—	16,338	16,338	—	—

Other:
Leases	—	—	—	—	32	32	—	—
Agriculture	—	—	—	—	4,419	4,419	—	—
Consumer	—	—	—	—	10,714	10,714	—	—
Total	$—	$—	$—	$—	$322,871	$322,871	$—	$27
19

9. LEASES

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the alternative transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed the Company to carry forward the historical lease classifications. Additionally, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

The Company leases nine locations for administrative offices and branch locations. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Lease assets and liabilities include related options that are reasonably certain of being exercised, however, in the case of those leases that have renewal options, the Company is not including those additional lease terms as the rates are undeterminable and it has been the Company’s historical practice to renegotiate lease terms upon expiration of the original lease terms. The depreciable life of leased assets are limited by the expected lease term.

Adoption of this standard resulted in the Company recognizing a right of use asset and a corresponding lease liability of $3,570,000 on January 1, 2019.

Supplemental lease information at or for the three months ended March 31, 2019 is as follows:

Balance Sheet

Operating lease asset classified as premises and equipment	$3,372,000
Operating lease liability classified as other liabilities	3,372,000

Income Statement

Operating lease cost classified as occupancy and equipment expense	$188,000
Weighted average lease term, in years	6.33
Weighted average discount rate (1)	3.03%
Operating cash flows	$189,000

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at March 31, 2019 was as follows:

Balance
April 1, 2019 to March 31, 2020	$728,000
April 1, 2020 to March 31, 2021	689,000
April 1, 2021 to March 31, 2022	653,000
April 1, 2022 to March 31, 2023	539,000
April 1, 2023 to March 31, 2024	283,000
Thereafter	859,000
Total lease payments	3,751,000
Less: Interest	(379,000)
Present value of lease liabilities	$3,372,000

10. BORROWING ARRANGEMENTS

At March 31, 2019, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2019 or December 31, 2018.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $29,500,000 were outstanding from the FHLB at March 31, 2019, bearing interest rates ranging from 1.18% to 3.17% and maturing between April 1, 2021 and November 24, 2023. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2018, bearing interest rates ranging from 1.18% to 3.17% and maturing between April 30, 2019 and November 24, 2023. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2019 and December 31, 2018 totaled $92,451,000 and $107,262,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2019 and December 31, 2018 were $6,465,000 and $8,340,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2019 and December 31, 2018.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2019 and 2018.

12. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

	Carrying	Fair Value Measurements Using:
March 31, 2019	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$16,610	$16,610	$—	$—	$16,610
Federal funds sold	—	—	—	—	—
Interest-bearing deposits in banks	2,835	1,089	1,746	—	2,835
Available-for-sale securities	286,602	1,989	284,613	—	286,602
Held-to-maturity securities	277	—	293	—	293
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	336,007	—	—	338,298	338,298
Accrued interest receivable	2,050	—	1,030	898	1,928

Financial liabilities:
Deposits:
Noninterest-bearing	$213,012	$213,012	$—	$—	$213,012
Savings	72,576	72,576	—	—	72,576
Money market	132,966	132,966	—	—	132,966
NOW accounts	66,148	66,148	—	—	66,148
Time Deposits	87,677	—	87,649	—	87,649
Short-term borrowings	19,000	19,000	—	—	19,000
Long-term borrowings	10,500	—	10,737	—	10,737
Accrued interest payable	95	7	88	—	95

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$20,987	$20,987	$—	$—	$20,987
Federal funds sold	7,000	7,000			7,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	294,933	4,976	289,957	—	294,933
Held-to-maturity securities	292	—	306	—	306
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	318,516	—	—	315,235	315,235
Accrued interest receivable	1,959	—	1,044	915	1,959

Financial liabilities:
Deposits:
Noninterest-bearing	$214,745	$214,745	$—	$—	$214,745
Savings	72,522	72,522	—	—	72,522
Money market	145,831	145,831	—	—	145,831
NOW accounts	69,489	69,489	—	—	69,489
Time Deposits	88,087	—	88,078	—	88,078
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10.500	—	10,733	—	10,733
Accrued interest payable	63	—	63	—	63
22

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

March 31, 2019

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$265,427	$—	$265,427	$—	$—
Obligations of states and political subdivisions	12,639	—	12,639	—	—
Corporate bonds	6,547	—	6,547	—	—
US Treasury securities	1,989	1,989	—	—	—
Total recurring	$286,602	$1,989	$284,613	$—	$—

At March 31, 2019, there were no assets or liabilities measured on a nonrecurring basis.

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2018

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$269,049	$—	$269,049	$—	$—
Corporate Debt securities	6,508	—	6,508
Obligations of states and political subdivisions	14,400	—	14,400	—	—
US Treasury securities	4,976	4,976	—	—	—
Total recurring	$294,933	$4,976	$289,957	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$5,274	$—	$—	$5,274	$—

Other real estate owned
Land	957	—	—	957	(4)
Total nonrecurring	$6,231	$—	$—	$6,231	$(4)

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2019 or the twelve months ended December 31, 2018.

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

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, on a test basis, with the new CECL specific software during 2019 and to disclose any material potential impact of this modeling once it becomes available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2018 and March 31, 2019 and its income and expense accounts for the three-month periods ended March 31, 2019 and 2018. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “this Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	Current and future legislation and regulation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan and lease losses;
•	potential expenses associated with resolving nonperforming assets;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	inadequate internal controls over financial reporting or disclosure controls and procedures;
•	changes in accounting policies and practices and the effects of adopting ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”);
•	potential declines in fee and other noninterest income earned associated with economic factors;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
25

•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation and other legal developments;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q (“Form 10Q”) contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures in addition to results presented in accordance with GAAP. These measures include the taxable equivalent basis used in the computation of the net interest margin and efficiency ratio. Management has presented these non-GAAP financial measures in this Form 10Q because it believes that they provide useful and comparative information to assess trends in the Company’s financial position reflected in the current quarter and year-to-date results and facilitate comparison of our performance with the performance of our peers.

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio. The Company believes the presentation of net interest margin on a taxable equivalent basis using a 21% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt loans and investments. The efficiency ratio is a measure of a banking company’s overhead as a percentage of its revenue. The Company derives this ratio by dividing total noninterest expense by the sum of the taxable equivalent net interest income and the total noninterest income.

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	For the three months ended March 31,
	2019	2018
Net interest income (GAAP)	$5,549	$4,737
Tax equivalent adjustment	48	59
Net interest income - tax equivalent adjusted (non-GAAP)	$5,597	$4,796

Average earning assets	$632,995	$591,854
Net interest margin (GAAP)	3.55%	3.25%
Net interest margin (non-GAAP)	3.59%	3.29%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	For the three months ended March 31,
	2019	2018
Net interest income (GAAP)	$5,549	$4,737
Tax equivalent adjustment	48	59
Net interest income – tax-equivalent adjusted (non-GAAP)	5,597	4,796
Noninterest income	411	372
Total income	6,008	5,168
Total noninterest expense	4,260	3,350
Efficiency ratio, fully tax-equivalent (non-GAAP)	70.91%	64.82%

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 103 full-time employees as of March 31, 2019.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2019 and 2018, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,146,000 for the quarter ended March 31, 2019, which was a decrease of $207,000 (15.3%) compared to $1,353,000 reported for the same period of 2018. Diluted earnings per share for the first quarter of 2019 was $0.20, a decrease of 9.1% compared to the $0.22 per share reported in the first quarter of 2018. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2019 were 6.17% and 0.68%, respectively, as compared to 7.39% and 0.80%, respectively, for the same period in 2018.

Total assets of the Company increased by $1,276,000 (0.2%) from $688,092,000 at December 31, 2018 to $689,368,000 at March 31, 2019. Net loans totaled $336,007,000 at March 31, 2019, an increase of $17,491,000 (5.5%) from $318,516,000 at December 31, 2018. Deposit balances at March 31, 2019 totaled $572,379,000, a decrease of $18,295,000 (3.1%) from $590,674,000 at December 31, 2018.

The Company ended the first quarter of 2019 with a leverage capital ratio of 9.1%, a Tier 1 capital ratio of 15.8%, and a total risk-based capital ratio of 17.0% compared to 8.9%, 16.1%, and 17.3%, respectively, at December 31, 2018. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended March 31,
	2019	2018
Interest income*	$6,180	$5,125
Interest expense	(583)	(329)
Net interest income*	5,597	4,796
Provision for loan and lease losses	(180)	—
Noninterest income	411	372
Noninterest expense	(4,260)	(3,350)
Provision for income taxes	(374)	(406)
Tax equivalent adjustment	(48)	(59)
Net income	$1,146	$1,353

Average total assets	$686,162	$683,392
Net income (annualized) as a percentage of average total assets	0.68%	0.80%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.59% for the three months ended March 31, 2019 and 3.29% for the three months ended March 31, 2018.

The fully taxable equivalent interest income component for the first quarter of 2019 increased $1,055,000 (20.6%) to $6,180,000 compared to $5,125,000 for the three months ended March 31, 2018. The decrease in the fully taxable equivalent interest income for the first quarter of 2019 compared to the same period in 2018 is broken down by rate (up $711,000) and volume (up $344,000). The primary driver in this rate increase was an increase in the yield on loans which saw an increase from 4.59% in the first quarter of 2018 to 4.93% in the first quarter of 2019 and an increase in the yield on investments, which saw an increase from 2.36% in the first quarter of 2018 to 2.87% in the first quarter of 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The yield on earning assets increased from 3.51% during the first quarter of 2018 to 3.96% during the first quarter of 2019. The volume increase of $344,000 was primarily from an increase in loans ($241,000) and an increase in investment balances ($134,000). Average loans balances increased $21,304,000, (or 6.9%), from $307,266,000 during the first quarter of 2018 to $328,570,000 during the first quarter of 2019 and the average investment balances increased $28,157,000, (or 10.5%), from $269,109,000 during the first quarter of 2018 to $297,266,000 during the first quarter of 2019.

Interest expense was $583,000 or $254,000 (77.2%) higher in the first quarter of 2019 versus $329,000 in the first quarter of 2018. The net $254,000 increase in interest expense during the first quarter of 2019 compared to the first quarter of 2018 was predominantly due to higher rates (up $221,000). Increased volume added an additional expense of $33,000. The increase in deposit expense can be attributed to the higher rate environment particularly from an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three-month or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits related to rate was $155,000. Rates paid on interest bearing liabilities increased 25 basis points from 0.35% to 0.60% for the first quarter of 2018 compared to the same period in 2019.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,	2019			2018
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Taxable loans and leases (1)	$312,588	$3,818	4.95%	$293,307	$3,328	4.60%
Tax-exempt loans and leases (2)	15,982	178	4.52%	13,959	153	4.45%
Taxable investment Securities	283,006	2,024	2.90%	245,476	1,391	2.30%
Tax-exempt investment securities (2)	14,260	111	3.16%	23,573	197	3.39%
Federal funds sold	700	5	2.90%	13,733	50	1.48%
Investments in time deposits	6,459	44	2.76%	1,746	6	1.39%
Total earning assets	632,995	6,180	3.96%	591,854	5,125	3.51%
Cash & due from banks	16,176			56,973
Other assets	41,411			39,051
Allowance for loan & lease losses	(4,420)			(4,486)
	$686,162			$683,392

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$211,003	94	0.18%	$219,499	57	0.11%
Savings	73,602	7	0.04%	69,612	6	0.03%
Time deposits	87,636	388	1.80%	79,693	212	1.08%
Other borrowings	19,533	94	1.95%	15,500	54	1.41%
Total interest bearing liabilities	391,774	583	0.60%	384,304	329	0.35%
Noninterest bearing demand deposits	209,456			217,583
Other liabilities	9,628			7,259
Total liabilities	610,858			609,146
Shareholders’ equity	75,304			74,246
	$686,162			$683,392
Net interest income & margin (3)		$5,597	3.59%		$4,796	3.29%

(1)	Loan interest includes loan fees of $106,000 and $131,000, respectively, during the three months ended March 31, 2019 and March 31, 2018. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (90 days) and annualized to actual days in the year (365 days).
30

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended March 31, 2019 over 2018 (dollars in thousands)

Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$219	$271	$490
Tax-exempt net loans and leases (3)	22	3	25
Taxable investment securities	212	421	633
Tax exempt investment securities (3)	(78)	(8)	(86)
Federal funds sold	(47)	2	(45)
Interest-bearing deposits in banks	16	22	38
Total	344	711	1,055
Interest-bearing liabilities:
Interest checking and money market	(2)	39	37
Savings deposits	—	1	1
Time deposits	21	155	176
Other borrowings	14	26	40
Total	33	221	254
Interest differential	$311	$490	$801

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $106,000 and $131,000, respectively, during the three months ended March 31, 2019 and March 31, 2018 which have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company added $180,000 to the provision for loan and lease losses for the first quarter of 2019 compared to zero in the first quarter of 2018. The Company experienced net loan and lease recoveries of $5,000 or (0.01%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2019 compared to net loan and lease recoveries of $10,000 or (0.01%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2018. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses, however, due to the net growth in the loans outstanding during the first quarter of 2019, management believed the $180,000 addition to the provision for loan and lease losses was warranted. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended March 31,
	2019	2018
Service charges on deposit accounts	$121	$117
Gain on sale of securities	36	1
Merchant fee income	90	110
Bank owned life insurance	81	75
Other	83	69
Total noninterest income	$411	$372
31

Noninterest income increased $39,000 (10.5%) to 411,000 for the three months ended March 31, 2019 as compared to $372,000 for the three months ended March 31, 2018. The increase in noninterest income was primarily related to higher gains from sales of securities, which increased from $1,000 in 2018 to $36,000 in 2019.

Noninterest Expense

Noninterest expense increased $910,000 (27.2%) to a total of $4,260,000 in the first quarter of 2019 compared to $3,350,000 in the first quarter of 2018. Salary and employee benefits expense increased $575,000 (26.1%) from $2,206,000 during the first quarter of 2018 to $2,781,000 during the first quarter of 2019. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers, replacing the Chief Credit Officer, and normal cost of living increases and promotions. Average full-time equivalent employees was 103 during the first quarter of 2019 compared to 90 during the first quarter of 2018. On a quarter-over-quarter basis, occupancy expense decreased $5,000 (1.9%) and furniture and equipment expense increased $2,000 (1.4%). FDIC assessments decreased $3,000 (5.7%) from the first quarter of 2018 to the first quarter of 2019. OREO related expenses decreased $1,000 (20.0%) during the first quarter of 2019 from $5,000 in the first quarter of 2018 to $4,000 in the first quarter of 2019. Other expense increased $342,000 (49.9%) to $1,028,000 in the first quarter of 2019 compared to $686,000 in the first quarter of 2018. There were numerous line items that make up the $342,000 increase in other expenses including advertising and business development (increased $115,000), correspondent bank charges (increased $117,000), professional fees (increased $23,000), and director expenses (increased $28,000). Much of this increase in advertising and business development is related to the expenses to sponsor community events and other promotional activities as the Company is focusing more effort in our markets to strengthen our brand. The increase in correspondent bank charges relates to lower average balances maintained by the Company in these accounts resulting in higher service charges and the interest earned on these balances has increased due to the higher interest rate environment and beginning in 2019 is being considered as interest income by the Company and classified as such and is reflected in the higher balances in the interest due from banks in the consolidated statement of income. The fully taxable equivalent efficiency ratio increased from 64.8% for the first quarter of 2018 to 70.9% for the first quarter of 2019.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2019 decreased $32,000 (7.9%) from $406,000 in the first quarter of 2018 to $374,000 in the first quarter of 2019. The effective tax rate for the quarter ended March 31, 2019 was 24.6% compared to 23.1% for the first quarter of 2018. The lower tax expense was related to the lower level of taxable income in 2019 ($1,520,000) compared to 2018 ($1,759,000). The higher effective tax rate in 2019 compared to 2018 is related to the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. In the first quarter of 2018 the Company recognized an $87,000 tax credit under ASU 2016-09 and in the first quarter of 2019 the Company recognized a $5,000 tax expense under ASU 2016-09.

Balance Sheet Analysis

The Company’s total assets were $689,368,000 at March 31, 2019 as compared to $688,092,000 at December 31, 2018, representing an increase of $1,276,000 (0.2%). The average assets for the three months ended March 31, 2019 were $686,162,000, which represents an increase of $2,770,000 or 0.4% over the balance of $683,392,000 during the three-month period ended March 31, 2018.

Federal Funds

The balance held in correspondent banks classified as Federal funds at March 31, 2019, was zero compared to $7,000,000 at December 31, 2018. The primary reason for the decrease in Federal funds since December 31, 2018 is directly related to the increase in loan balances during the same period.

Investment Securities

Table Five below summarizes the values of the Company’s investment securities held on March 31, 2019 and December 31, 2018.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2019	December 31, 2018
Debt securities:
US Government Agencies and Sponsored Agencies	$265,427	$269,049
Obligations of states and political subdivisions	12,639	14,400
Corporate bonds	6,547	6,508
US Treasury securities	1,989	4,976
Total available-for-sale investment securities	$286,602	$294,933
Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and Sponsored Agencies	$277	$292
Total held-to-maturity investment securities	$277	$292

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Net unrealized losses on available-for-sale investment securities totaling $74,000 were recorded, net of $22,000 in tax assets, as accumulated other comprehensive loss within shareholders’ equity at March 31, 2019 and net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2018.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $30.5 million in new loans during the first three months of 2019. This production was partially offset by pay downs and payoffs, but resulted in an overall increase in net loans and leases of $17,491,000 (5.5%) from December 31, 2018.

A significant portion of the Company’s loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on networking, local promotional activity, and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment. Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos (including classic and collectors autos), boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of first trust deed loans on properties that produce grapes, fruit, and nut loans. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term residential mortgage loans.

Table Six below summarizes the composition of the loan portfolio as of March 31, 2019 and December 31, 2018.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	March 31, 2019		December 31, 2018		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$29,827	9%	$29,650	9%	$177	0.6%
Real estate
Commercial	196,471	58%	199,894	62%	(3,423)	(1.7%)
Multi-family	54,725	16%	56,139	18%	(1,414)	(2.5%)
Construction	8,862	3%	5,685	2%	3,177	55.9%
Residential	25,892	7%	16,338	5%	9,554	58.5%
Lease financing receivable	10	—%	32	—%	(22)	(68.8%)
Agriculture	8,787	2%	4,419	1%	4,368	98.8%
Consumer	15,742	5%	10,714	3%	5,028	46.9%
Total loans and leases	340,316	100%	322,871	100%	17,445	5.4%
Deferred loan fees and costs, net	268		37		231
Allowance for loan and lease losses	(4,577)		(4,392)		(185)
Total net loans and leases	$336,007		$318,516		$17,491	5.5%

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 84% of the Company’s loan and lease portfolio at March 31, 2019 and 87% as of December 31, 2018. Management believes that the residential land and construction portion of the Company’s loan portfolio carries a reasonable level of credit risk. As of March 31, 2019, outstanding unimproved residential land and construction loans were $6,773,000 (or just 2.4% of the total real estate loans). Of the $6,773,000, $2,079,000 (31%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

Management places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely. The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled $25,000 and $27,000 at March 31, 2019 and December 31, 2018, respectively. The $25,000 in nonperforming loans and leases at March 31, 2019 were comprised of one commercial loan relationship with two loans totaling $27,000, both of which were current to terms.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2019. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2019 and December 31, 2018.

Table Seven: Nonperforming Loans and Leases

(dollars in thousands)	March 31,	December 31,
	2019	2018
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	25	27
Real estate	—	—
Lease financing receivable	—	—
Consumer	—	—
Total nonperforming loans	$25	$27

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

At March 31, 2019, the recorded investment in loans and leases that were considered to be impaired totaled $8,640,000, all of which are considered performing loans and leases. Of the total impaired loans of $8,640,000, loans totaling $5,936,000 were deemed to require no specific reserve and loans totaling $2,704,000 were deemed to require a related valuation allowance of $164,000. Of the $5,936,000 impaired loans that did not carry a specific reserve there were $489,000 in loans or leases that had previous partial charge-offs and $5,447,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $8,702,000 at December 31, 2018. Of the total impaired loans of $8,702,000, loans totaling $5,968,000 were deemed to require no specific reserve and loans totaling $2,734,000 were deemed to require a related valuation allowance of $185,000.

Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary. In the first quarter of 2019, the Company had net loan recoveries of $5,000 with $180,000 in provisions for loan and lease losses. Despite the Company’s continued improvement in the credit quality of the loan and lease portfolio, due to the net growth in the loans outstanding during the first quarter of 2019, the $180,000 addition to the provision for loan and lease losses was warranted. In the first quarter of 2018, the Company had net loan recoveries of $10,000 with no added provision.

During the periods ended March 31, 2019 and March 31, 2018, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended March 31, 2019 or March 31, 2018 on troubled debt restructurings made in the preceding twelve months. At March 31, 2019 and December 31, 2018, there were no unfunded commitments on those loans considered troubled debt restructures.

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

The ALLL totaled $4,577,000 or 1.34% of total loans and leases at March 31, 2019 compared to $4,392,000 or 1.36% of total loans and leases at December 31, 2018. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of non-performing loans and leases was 183.1 times the nonperforming loans and leases at March 31, 2019 and 162.7 times the nonperforming loans and leases at December 31, 2018. The allowance for loans and leases as a percentage of impaired loans and leases was 53.0% at March 31, 2019 and 50.5% at December 31, 2018. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2019, there were $814,000 in loans or leases that had been reduced by partial charge-offs of $297,000.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months
	Ended March 31,
	2019	2018

Average loans and leases outstanding	$328,570	$307,266

Allowance for loan and lease losses at beginning of period	$4,392	$4,478
Loans and leases charged off:
Consumer	—	—
Total	—	—
Recoveries of loans and leases previously charged off:
Commercial	2	7
Real estate	3	2
Consumer	—	1
Total	5	10
Net loans and leases recovered	5	10
Additions to allowance charged to operating expenses	180	—
Allowance for loan and lease losses at end of period	$4,577	$4,488
Ratio of net recoveries to average loans and leases outstanding (annualized)	(0.01%)	(0.01%)
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.22%	—
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.34%	1.48%

Other Real Estate Owned

At March 31, 2019 and December 31, 2018, the Company had one other real estate owned (“OREO”) property totaling $957,000. During the first quarter of 2019, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at March 31, 2019 nor at year-end 2018. The Company believes that the OREO property owned at March 31, 2019 was carried approximately at fair value.

Deposits

At March 31, 2019, total deposits were $572,379,000 representing an $18,295,000 (3.1%) decrease from the December 31, 2018 balance of $590,674,000. The Company’s deposit growth plan for 2019 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group while at the same time retaining our high-valued deposit relationships. The Company’s balances in noninterest-bearing checking, interest-bearing checking, savings and time, in total, remained relatively unchanged from December 31, 2018 decreasing in overall by $5,430,000 (1.2%), however, money market accounts decreased $12,865,000 (8.8%) due in part to one relationship transferring a portion of their deposit relationship in the amount of $10,000,000 to another financial institution for investment purposes.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2019 and December 31, 2018, consist of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$19,000	2.26%	$5,000	1.32%
Long-term borrowings:
FHLB advances	$10,500	2.02%	$10,500	2.02%

The maximum amount of short-term borrowings at any month-end during the first three months of 2019 and 2018 was $19,000,000 and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands) as of March 31, 2019:

	Short-term	Long-term
Amount	$1,900	$10,500
Maturity	2019	2020 to 2023
Weighted average rates	2.26%	2.02%

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

At March 31, 2019, shareholders’ equity was $77,576,000, representing an increase of $2,855,000 (3.8%) from $74,721,000 at December 31, 2018. The increase results from net income for the period ($1,146,000), stock based compensation ($178,000), and the increase from other comprehensive income ($1,824,000), exceeding the payment of cash dividends ($293,000). Table Ten below lists the Company’s and American River Bank’s capital ratios at March 31, 2019 and December 31, 2018, as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios

				Minimum Regulatory Capital
	March 31,	December 31,		Requirements
Capital to Risk-Adjusted Assets	2019	2018	2019	2018

American River Bankshares

Leverage Ratio	9.1%	8.9%	N/A	N/A
Tier 1 Risk-Based Capital	15.8%	16.1%	N/A	N/A
Total Risk-Based Capital	17.0%	17.3%	N/A	N/A

American River Bank

Leverage Ratio	9.2%	9.0%	6.5%	5.9%
Common Equity Tier 1 Risk-Based Capital	16.0%	16.2%	7.0%	6.4%
Tier 1 Risk-Based Capital	16.0%	16.2%	8.5%	7.9%
Total Risk-Based Capital	17.1%	17.4%	10.5%	9.9%
39

On January 24, 2018, the Company approved and authorized a 5% stock repurchase program for 2018 (the “2018 Program”). See Part II, Item 2, for additional disclosure regarding the 2018 Program. In addition, on February 13, 2019, the Company paid a $0.05 per common share cash dividend to shareholders of record on January 30, 2019. This 2019 quarterly dividend follows four quarterly cash dividends, totaling $0.20 per share, paid in 2018. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2019 and December 31, 2018.

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

In addition, a “capital conservation buffer,” was established which was is now fully phased-in and requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement was phased-in between January 1, 2016 and January 1, 2019. The buffer requirement for 2018 was 1.875% and became fully phased in on January 1, 2019, increasing to 2.50%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2019 and 2018.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2019 were approximately $32,047,000 and $240,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2019, consolidated liquid assets totaled $206.4 million or 29.9% of total assets compared to $226.5 million or 32.9% of total assets on December 31, 2018. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2019, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2019, the Bank could have arranged for up to $121,951,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2019, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $29,500,000, leaving $92,451,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2019, the Company’s borrowing capacity at the Federal Reserve Bank was $6,465,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2019 and December 31, 2018, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $32,287,000 and $35,113,000 at March 31, 2019 and December 31, 2018, respectively. As a percentage of net loans and leases these off-balance sheet items represent 9.6% and 11.0%, respectively. See also, Note 3 to the unaudited consolidated financial statements included herein for additional information about the Company’s off-balance sheet items.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2019

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$137	$523
+200bp	$194	$844
-100bp	$(507)	$(1,392)
-200bp	$(961)	$(2,979)

After a review of the model results as of March 31, 2019, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 306,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. During 2018, the Company repurchased 306,618 shares of its common stock at an average price of $15.52 per share. Repurchases under the 2018 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2018 Program were retired.

The Company did not repurchase any shares during the first quarter of 2019 and does not currently have a stock repurchase program in place.

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
43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 7, 2019	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 7, 2019	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
44

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	46

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	47

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **	48

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith
** Furnished herewith
45