Form 10-Q
period 2019-06-30
AMERICAN RIVER BANKSHARES
filed 2019-08-08
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,903,228 shares outstanding at August 8, 2019

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

Part II.

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

Signatures		50

Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	51
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	53

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	June 30, 2019	December 31, 2018
ASSETS

Cash and due from banks	$16,764	$20,987
Interest-bearing deposits in banks	2,998	1,746
Federal funds sold	—	7,000
Total cash and cash equivalents	19,762	29,733
Investment securities:
Available-for-sale, at fair value	264,763	294,933
Held-to-maturity, at amortized cost	264	292
Loans and leases, less allowance for loan and lease losses of $4,761 at June 30, 2019 and $4,392 at December 31, 2018	358,408	318,516
Premises and equipment, net	1,136	1,071
Federal Home Loan Bank stock	4,259	3,932
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	957	957
Bank owned life insurance	15,593	15,429
Accrued interest receivable and other assets	7,748	6,908
	$689,211	$688,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$214,012	$214,745
Interest-bearing	367,125	375,929
Total deposits	581,137	590,674

Short-term borrowings	2,000	5,000
Long-term borrowings	13,500	10,500
Accrued interest payable and other liabilities	11,655	7,197

Total liabilities	608,292	613,371

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none Outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,903,228 shares at June 30, 2019 and 5,858,428 shares at December 31, 2018	30,373	30,103
Retained earnings	48,329	46,494
Accumulated other comprehensive income (loss), net of taxes	2,217	(1,876)

Total shareholders’ equity	80,919	74,721
	$689,211	$688,092

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2019	2018	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$4,086	$3,483	$7,904	$6,811
Exempt from Federal income taxes	194	128	343	256
Interest on Federal funds sold	—	98	5	148
Interest on deposits in banks	36	7	80	13
Interest and dividends on investment securities:
Taxable	1,886	1,637	3,910	3,028
Exempt from Federal income taxes	74	145	166	308
Total interest income	6,276	5,498	12,408	10,564
Interest expense:
Interest on deposits	524	324	1,013	599
Interest on borrowings	124	54	218	108
Total interest expense	648	378	1,231	707

Net interest income	5,628	5,120	11,177	9,857
Provision for loan and lease losses	180	—	360	—

Net interest income after provision for loan and lease losses	5,448	5,120	10,817	9,857
Noninterest income:
Service charges on deposit accounts	139	116	260	233
Gain on sale of investment securities	29	10	65	11
Other noninterest income	253	254	507	508
Total noninterest income	421	380	832	752

Noninterest expense:
Salaries and employee benefits	2,744	2,517	5,525	4,723
Occupancy	255	262	512	524
Furniture and equipment	140	136	280	274
Federal Deposit Insurance Corporation assessments	45	53	95	106
Expenses related to other real estate owned	4	(3)	8	2
Other expense	960	863	1,988	1,549
Total noninterest expense	4,148	3,828	8,408	7,178

Income before provision for income taxes	1,721	1,672	3,241	3,431

Provision for income taxes	445	403	819	809

Net income	$1,276	$1,269	$2,422	$2,622

Basic earnings per share	$0.22	$0.22	$0.41	$0.44
Diluted earnings per share	$0.22	$0.22	$0.41	$0.44

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the periods ended June 30,	Three months		Six months
	2019	2018	2019	2018
Net income	$1,276	$1,269	$2,422	$2,622
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities	3,251	(1,150)	5,877	(3,862)
Deferred tax (expense) benefit	(961)	396	(1,737)	1,200
Increase in net unrealized gains (losses) on investment securities, net of tax	2,290	(754)	4,140	(2,662)

Reclassification adjustment for realized gains included in net income	(29)	(10)	(65)	(11)
Tax effect	8	3	18	4
Realized gains, net of tax	(21)	(7)	(47)	(7)
Total other comprehensive income (loss)	2,269	(761)	4,093	(2,669)
Comprehensive income (loss)	$3,545	$508	$6,515	$(47)

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, January 1, 2018	6,132,362	$34,463	$42,779	$(321)	$76,921
Net income			2,622		2,622
Other comprehensive loss, net of tax				(2,669)	(2,669)

Cash dividends ($0.10 per share)			(601)		(601)
Net restricted stock award activity and related compensation expense	17,859	136	1		137
Stock options exercised	13,359	123			123
Stock option compensation expense	—	14			14
Retirement of common stock	(298,778)	(4,654)			(4,654)

Balance, June 30, 2018	5,864,802	$30,082	$44,801	$(2,990)	$71,893

Balance, January 1, 2019	5,858,428	$30,103	$46,494	$(1,876)	$74,721
Net income			2,422		2,422
Other comprehensive income, net of tax				4,093	4,093

Cash dividends ($0.10 per share)			(587)		(587)
Net restricted stock award activity and related compensation expense	33,660	167			167
Stock options exercised	11,140	95			95
Stock option compensation expense	—	8			8

Balance, June 30, 2019	5,903,228	$30,373	$48,329	$2,217	$80,919

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, April 1, 2018	5,882,214	$30,501	$43,826	$(2,229)	$72,098
Net income			1,269		1,269
Other comprehensive loss, net of tax				(761)	(761)

Cash dividends ($0.05 per share)			(294)		(294)
Net restricted stock award activity and related compensation expense	10,915	71			71
Stock options exercised	6,273	58			58
Stock option compensation expense	—	7			7
Retirement of common stock	(34,600)	(555)			(555)

Balance, June 30, 2018	5,864,802	$30,082	$44,801	$(2,990)	$71,893

Balance, April 1, 2019	5,887,962	$30,281	$47,347	$(52)	$77,576
Net income			1,276		1,276
Other comprehensive income, net of tax				2,269	2,269

Cash dividends ($0.05 per share)			(294)		(294)
Net restricted stock award activity and related compensation expense	15,266	88			88
Stock option compensation expense	—	4			4

Balance, June 30, 2019	5,903,228	$30,373	$48,329	$2,217	$80,919

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,422	$2,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	360	—
(Decrease) increase in deferred loan origination fees and costs, net	(341)	93
Depreciation and amortization	126	138
Gain on sale and call of investment securities, net	(65)	(11)
Amortization of investment security premiums and discounts, net	776	1,491
Increase in cash surrender values of life insurance policies	(164)	(151)
Stock based compensation expense	175	151
Decrease (increase) in accrued interest receivable and other assets	397	(2,604)
Decrease in accrued interest payable and other liabilities	(723)	(574)

Net cash provided by operating activities	2,963	1,155

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	29,675	14,443
Proceeds from matured available-for-sale investment securities	3,000	—
Proceeds from called available-for-sale investment securities	—	1,499
Purchases of available-for-sale investment securities	(16,481)	(61,756)
Proceeds from principal repayments for available-for-sale investment securities	21,302	21,105
Proceeds from principal repayments for held-to-maturity investment securities	28	48
Net (increase) decrease in loans	(28,620)	18,067
Purchases of loans	(11,291)	—
Net increase in FHLB stock	(327)	—
Purchases of equipment	(191)	(64)

Net cash used in investing activities	(2,905)	(6,658)
8

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2019	2018
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(9,865)	$27,717
Net increase (decrease) in time deposits	328	(2,481)
Net (decrease) increase in short-term borrowings	(3,000)	3,000
Net increase (decrease) in long-term borrowings	3,000	(3,000)
Proceeds from stock option exercise	95	123
Cash dividends paid	(587)	(601)
Cash paid to repurchase common stock	—	(4,654)

Net cash (used in) provided by financing activities	$(10,029)	$20,104

(Decrease) increase in cash and cash equivalents	(9,971)	14,601

Cash and cash equivalents at beginning of year	29,733	38,467

Cash and cash equivalents at end of period	$19,762	$53,068

Supplemental noncash disclosures:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$3,570	$—

Cash paid during the year for:
Interest expense	$1,113	$707
Income taxes	$838	$580

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2019 and December 31, 2018, the results of its operations and statement of comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, its cash flows for the six-month periods ended June 30, 2019 and 2018 and its statement of changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three-month and six-month periods ended June 30, 2019 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At June 30, 2019 there were 29,958 stock options and 50,765 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,271,673. The 2010 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards are exercisable until their expiration. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2019 and 2018, the compensation cost recognized for equity compensation was $92,000 and $78,000, respectively. The recognized tax benefit for equity compensation expense was $24,000 and $19,000, respectively, for the three-month periods ended June 30, 2019 and 2018. For the six-month periods ended June 30, 2019 and 2018, the compensation cost recognized for equity compensation was $175,000 and $151,000, respectively. The recognized tax benefit for equity compensation expense was $45,000 and $37,000, respectively, for the six-month periods ended June 30, 2019 and 2018.

At June 30, 2019, the total unrecognized pre-tax compensation cost related to nonvested stock option awards was $9,000. This amount will be recognized over the next 1.1 years and the weighted average period of recognizing these costs is expected to be 0.3 years. At June 30, 2019, the total unrecognized pre-tax compensation cost related to restricted stock awards was $612,000. This amount will be recognized over the next 4.9 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and six-month periods ended June 30, 2019 and June 30, 2018. A summary of option activity as of June 30, 2019 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	41,098	$8.71	2.3 years	$215
Awarded	—	—	—	—
Exercised	(11,140)	8.50	—	—
Expired, forfeited or cancelled	—	—	—	—
Outstanding at June 30, 2019	29,958	$8.79	4.9 years	$104
Vested at June 30, 2019	27,735	$8.73	4.8 years	$98
Non-vested at June 30, 2019	2,223	$9.56	5.9 years	$6

Restricted Stock

There were 15,574 and 33,968 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2019, respectively. There were 10,915 and 22,514 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2018, respectively. A summary of restricted stock award activity under the 2010 Plan as of June 30, 2019 and changes during the period then ended is presented below:

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2019	32,528	$14.60
Awarded	33,968	13.67
Less: Vested	(15,423)	14.55
Less: Expired, forfeited or cancelled	(308)	15.58
Nonvested at June 30, 2019	50,765	$13.98

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month or six-month month periods ended June 30, 2019 or 2018 or outstanding at June 30, 2019 or December 31, 2018.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $12.26 as of June 30, 2019.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $32,873,000 and standby letters of credit of approximately $300,000 at June 30, 2019 and loan commitments of approximately $34,276,000 and standby letters of credit of approximately $361,000 at December 31, 2018. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2019 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2019 or December 31, 2018.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,846,510 and 5,841,572 shares for the three-month and six-month periods ended June 30, 2019 and 5,843,340 and 5,919,321 shares for the three-month and six-month periods ended June 30, 2018). Using the treasury stock method, diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards.  There were 15,906 and 19,342, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2019 and 39,574 and 38,082, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2018.  For the three-month periods ended June 30, 2019 and 2018, there were zero stock options that were excluded from the calculation as they were considered antidilutive.  For the six-month periods ended June 30, 2019 and 2018, there were zero stock options that were excluded from the calculation as they were considered antidilutive.  Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at June 30, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$246,318	$3,648	$(897)	$249,069
Obligations of states and political subdivisions	6,809	287	(7)	7,089
Corporate bonds	6,494	120	(5)	6,609
U.S. Treasury securities	1,994	2	—	1,996
	$261,615	$4,057	$(909)	$264,763

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$271,685	$984	$(3,620)	$269,049
Obligations of states and political subdivisions	14,440	165	(205)	14,400
Corporate bonds	6,493	74	(59)	6,508
U.S. Treasury securities	4,979	—	(3)	4,976
	$297,597	$1,223	$(3,887)	$294,933

Net unrealized gains on available-for-sale investment securities totaling $3,148,000 were recorded, net of $931,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2019. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three-month period ended June 30, 2019 totaled $27,652,000 and $29,000, respectively, and for the six-month period ended June 30, 2019 proceeds and gross realized gains from the sale of available-for-sale investment securities totaled $29,675,000 and $65,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2019.

Net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2018. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2018 totaled $15,942,000 and $11,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2018.

Held-to-Maturity

June 30, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$264	$16	$—	$280
13

December 31, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$292	$14	$—	$306

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2019 and June 30, 2018. Investment securities with unrealized losses at June 30, 2019 and December 31, 2018 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

June 30, 2019	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$14,165	$(101)	78,988	(796)	$93,153	$(897)
Obligations of states and political subdivisions	—	—	1,212	(7)	1,212	(7)
Corporate bonds	—	—	1,989	(5)	1,989	(5)
	$14,165	$(101)	$82,189	$(808)	$96,354	$(909)

December 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$39,267	$(310)	$138,894	$(3,310)	$178,161	$(3,620)
Obligations of states and political subdivisions	2,168	(28)	5,583	(177)	7,751	(205)
Corporate bonds	497	(4)	1,938	(55)	2,435	(59)
U.S. Treasury securities	4,976	(3)	—	—	4,976	(3)
	$46,908	$(345)	$146,415	$(3,542)	$193,323	$(3,887)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2019 or December 31, 2018.

At June 30, 2019, the Company held 203 securities of which seven were in a loss position for less than twelve months and 57 were in a loss position for twelve months or more.  Of the seven securities in a loss position for less than twelve months, all seven were U.S. Government Agencies and Sponsored Agencies securities and of the 57 securities that were in a loss position for greater than twelve months, 55 were U.S. Government Agencies and Sponsored Agencies securities, one was an obligation of states or political subdivisions and one was a corporate bond.

At December 31, 2018, the Company held 220 securities of which 26 were in a loss position for less than twelve months and 97 were in a loss position for twelve months or more.  Of the 97 securities in a loss position for greater than twelve months at December 31, 2018, one was a corporate securities, five were municipal securities and 91 were U.S. Government Agencies and Sponsored Agencies securities.  The unrealized loss on the Company’s investment securities is primarily driven by interest rates.  Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired. The amortized cost and estimated fair values of investment securities at June 30, 2019 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2,749	$2,752
After one year through five years	3,096	3,129
After five years through ten years	6,301	6,526
After ten years	3,151	3,287
	15,297	15,694
Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	246,318	249,069	$264	$280
	$261,615	$264,763	$264	$280

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2019 and December 31, 2018, the recorded investment in nonperforming loans and leases was zero and $27,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At June 30, 2019, the recorded investment in loans and leases that were considered to be impaired totaled $7,857,000, all of which were considered performing loans and leases. Of the total impaired loans and leases of $7,857,000, loans totaling $5,909,000 were deemed to require no specific reserve and loans totaling $1,948,000 were deemed to require a related valuation allowance of $105,000. At December 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $8,702,000. Of the total impaired loans of $8,702,000, loans totaling $5,968,000 were deemed to require no specific reserve and loans totaling $2,734,000 were deemed to require a related valuation allowance of $185,000.

At June 30, 2019 and December 31, 2018, the recorded investment in other real estate owned (“OREO”) was $957,000. During the first and second quarters of 2019, the Company did not add any new, impair, or sell any of the OREO properties. The June 30, 2019 and December 31, 2018 OREO balance of $957,000 consisted of one commercial land property.

Nonperforming assets at June 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$—	$27
Nonaccrual loans and leases that are past due	—	—
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	957	957
Total nonperforming assets	$957	$984

Nonperforming loans and leases to total loans and leases	0.00%	0.01%
Total nonperforming assets to total assets	0.14%	0.14%
15

Impaired loans and leases as of and for the periods ended June 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	As of June 30, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Real estate-commercial	$5,588	$5,722	$—	$5,645	$5,879	$—
Real estate-residential	321	408	—	323	410	—
Subtotal	$5,909	$6,130	$—	$5,968	$6,289	$—

With an allowance recorded:

Real estate-commercial	$1,669	$1,744	$79	2,138	2,217	132
Real estate-residential	279	279	26	596	596	53
Subtotal	$1,948	$2,023	$105	$2,734	$2,813	$185

Total:

Real estate-commercial	$7,257	$7,466	$79	$7,783	$8,096	$32
Real estate-residential	600	687	26	919	1,006	53
	$7,857	$8,153	$105	$8,702	$9,102	$185

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial	$—	$1,562	$—	$1,580
Real estate-commercial	7,282	8,794	7,373	8,828
Real estate-residential	602	1,596	606	1,602
Consumer	—	69	—	69
Total	$7,884	$12,021	$7,979	$12,079

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Real estate-commercial	$106	$129	$218	$238
Real estate-residential	9	21	16	41
Consumer	—	—	—	2
Total	$115	$150	$234	$281

7. TROUBLED DEBT RESTRUCTURINGS

During the three and six-month periods ended June 30, 2019 and 2018, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2019 and June 30, 2018. At June 30, 2019 and December 31, 2018, there were no troubled debt restructured loans that had unfunded commitments.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2019 and December 31, 2018 are summarized below:

June 30, 2019	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$30,276	$200,668	$52,612	$10,032	$28,659
Watch	5,041	7,244	—	—	635
Special mention	24	—	—	—	—
Substandard	—	138	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$35,341	$208,050	$52,612	$10,032	$29,294

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$2	$7,084	$20,354		$349,687
Watch	—	—	22		12,942
Special mention	—	—	—		24
Substandard	—	—	—		138
Doubtful or loss	—	—	—		—
Total	$2	$7,084	$20,376		$362,791

December 31, 2018	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$29,570	$185,548	$52,301	$5,685	$15,373
Watch	53	13,118	3,838	—	965
Special mention	—	1,087	—	—	—
Substandard	27	141	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$29,650	$199,894	$56,139	$5,685	$16,338

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$32	$4,419	$10,691		$303,619
Watch	—	—	22		17,996
Special mention	—	—	1		1,088
Substandard	—	—	—		168
Doubtful or loss	—	—	—		—
Total	$32	$4,419	$10,714		$322,871
17

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

June 30, 2019		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2019	$668	$2,114	$564	$267	$220	$—	$88	$192	$279	$4,392
Provision for loan losses	123	(35)	(174)	187	138	—	43	126	(48)	360
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	3	6	—	—	—	—	—	—	—	9

Ending balance, June 30, 2019	$794	$2,085	$390	$454	$358	$—	$131	$318	$231	$4,761

Ending balance:
Individually evaluated for impairment	$—	$79	$—	$—	$26	$—	$—	$—	$—	$105

Ending balance:
Collectively evaluated for impairment	$794	$2,006	$390	$454	$332	$—	$131	$318	$231	$4,656

Loans

Ending balance	$35,341	$208,050	$52,612	$10,032	$29,294	$2	$7,084	$20,376	$—	$362,791

Ending balance:
Individually evaluated for impairment	$—	$7,257	$—	$—	$600	$—	$—	$—	$—	$7,857

Ending balance:
Collectively evaluated for impairment	$35,341	$200,793	$52,612	$10,032	$28,694	$2	$7,084	$20,376	$—	$354,934

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2019	$661	$2,031	$420	$408	$349	$—	$168	$257	$283	$4,577
Provision for loan losses	132	51	(30)	46	9	—	(37)	61	(52)	180
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	1	3	—	—	—	—	—	—	—	4

Ending balance, June 30, 2019	$794	$2,085	$390	$454	$358	$—	$131	$318	$231	$4,761
18

December 31, 2018		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$—	$132	$—	$—	$53	$—	$—	$—	$—	$185

Ending balance:
Collectively evaluated for impairment	$668	$1,982	$564	$267	$167	$—	$88	$192	$279	$4,207

Loans

Ending balance	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$—	$322,871

Ending balance:
Individually evaluated for impairment	$—	$7,783	$—	$—	$919	$—	$—	$—	$—	$8,702

Ending balance:
Collectively evaluated for impairment	$29,650	$192,111	$56,139	$5,685	$15,419	$32	$4,419	$10,714	$—	$314,169

June 30, 2018		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2018	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	213	(78)	(208)	29	34	(1)	18	(3)	(4)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	9	4	—	—	—	1	—	—	—	14

Ending balance, June 30, 2018	$669	$2,100	$839	$298	$239	$—	$49	$11	$287	$4,492

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2018	$546	$2,143	$966	$288	$218	$—	$31	$15	$281	$4,488
Provision for loan losses	121	(45)	(127)	10	21	—	18	(4)	6	—
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	2	2	—	—	—	—	—	—	—	4

Ending balance, June 30, 2018	$669	$2,100	$839	$298	$239	$—	$49	$11	$287	$4,492
19

The Company’s aging analysis of the loan and lease portfolio at June 30, 2019 and December 31, 2018 are summarized below:

June 30, 2019 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,341	$35,341	—	$—
Real estate:
Commercial	—	—	—	—	208,050	208,050	—	—
Multi-family	—	—	—	—	52,612	52,612	—	—
Construction	—	—	—	—	10,032	10,032	—	—
Residential	—	—	—	—	29,294	29,294	—	—
Other:
Leases	—	—	—	—	2	2	—	—
Agriculture	—	—	—	—	7,084	7,084	—	—
Consumer	—	—	—	—	20,376	20,376	—	—
Total	$—	$—	$—	$—	$362,791	$362,791	$—	$—

December 31, 2018 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$29,650	$29,650	$—	$27

Real estate:
Commercial	—	—	—	—	199,894	199,894	—	—
Multi-family	—	—	—	—	56,139	56,139	—	—
Construction	—	—	—	—	5,685	5,685	—	—
Residential	—	—	—	—	16,338	16,338	—	—

Other:
Leases	—	—	—	—	32	32	—	—
Agriculture	—	—	—	—	4,419	4,419	—	—
Consumer	—	—	—	—	10,714	10,714	—	—
Total	$—	$—	$—	$—	$322,871	$322,871	$—	$27
20

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

Supplemental lease information at or for the six months ended June 30, 2019 is as follows:

Balance Sheet

Operating lease asset classified as other assets	$2,954,000
Operating lease liability classified as other liabilities	3,187,000

Income Statement

Operating lease cost classified as occupancy and equipment expense	$378,000
Weighted average lease term, in years	6.16
Weighted average discount rate (1)	3.06%
Operating cash flows	$376,000

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at June 30, 2019 was as follows:

Balance
July 1, 2019 to June 30, 2020	$713,000
July 1, 2020 to June 30, 2021	679,000
July 1, 2021 to June 30, 2022	653,000
July 1, 2022 to June 30, 2023	579,000
July 1, 2023 to June 30, 2024	285,000
Thereafter	786,000
Total lease payments	3,695,000
Less: Interest	(508,000)
Present value of lease liabilities	$3,187,000
21

10. BORROWING ARRANGEMENTS

At June 30, 2019, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2019 or December 31, 2018.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at June 30, 2019, bearing interest rates ranging from 1.31% to 3.17% and maturing between July 12, 2019 and November 24, 2023. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2018, bearing interest rates ranging from 1.18% to 3.17% and maturing between April 30, 2019 and November 24, 2023. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2019 and December 31, 2018 totaled $119,458,000 and $107,262,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2019 and December 31, 2018 were $9,528,000 and $8,340,000, respectively. There were no advances outstanding under this borrowing arrangement as of June 30, 2019 and December 31, 2018.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and six-month periods ended June 30, 2019 and 2018.

12. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

	Carrying	Fair Value Measurements Using:
June 30, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$16,764	$16,764	$—	$—	$16,764
Federal funds sold	—	—	—	—	—
Interest-bearing deposits in banks	2,998	1,252	1,746	—	2,998
Available-for-sale securities	264,763	1,996	262,767	—	264,763
Held-to-maturity securities	264	—	280	—	280
FHLB stock	4,259	N/A	N/A	N/A	N/A
Net loans and leases:	358,408	—	—	360,450	360,450
Accrued interest receivable	1,931	7	795	1,129	1,931

Financial liabilities:
Deposits:
Noninterest-bearing	$214,012	$214,012	$—	$—	$214,012
Savings	71,689	71,689	—	—	71,689
Money market	136,240	136,240	—	—	136,240
Interest checking	70,791	70,791	—	—	70,791
Time Deposits	88,405	—	88,530	—	88,530
Short-term borrowings	2,000	2,000	—	—	2,000
Long-term borrowings	13,500	—	13,736	—	13,736
Accrued interest payable	181	6	175	—	181
23

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$20,987	$20,987	$—	$—	$20,987
Federal funds sold	7,000	7,000			7,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	294,933	4,976	289,957	—	294,933
Held-to-maturity securities	292	—	306	—	306
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	318,516	—	—	315,235	315,235
Accrued interest receivable	1,959	—	1,044	915	1,959

Financial liabilities:
Deposits:
Noninterest-bearing	$214,745	$214,745	$—	$—	$214,745
Savings	72,522	72,522	—	—	72,522
Money market	145,831	145,831	—	—	145,831
Interest checking	69,489	69,489	—	—	69,489
Time Deposits	88,087	—	88,078	—	88,078
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10.500	—	10,733	—	10,733
Accrued interest payable	63	1	62	—	63

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
June 30, 2019

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$249,069	$—	$249,069	$—	$—
Obligations of states and political subdivisions	7,089	—	7,089	—	—
Corporate bonds	6,609	—	6,609	—	—
U.S. Treasury bonds	1,996	1,996	—	—	—
Total recurring	$264,763	$1,996	$262,767	$—	$—

Assets and liabilities measured on a nonrecurring basis:

Other real estate owned Land	957	—	—	957	—
Total nonrecurring	$957	$—	$—	$957	$—

At June 30, 2019, there were no impaired loans carried at fair value as the appraised value exceeded carrying value.

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2018

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$269,049	$—	$269,049	$—	$—
Corporate bonds	6,508	—	6,508
Obligations of states and political subdivisions	14,400	—	14,400	—	—
U.S. Treasury securities	4,976	4,976	—	—	—
Total recurring	$294,933	$4,976	$289,957	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$5,274	$—	$—	$5,274	$—

Other real estate owned
Land	957	—	—	957	(4)
Total nonrecurring	$6,231	$—	$—	$6,231	$(4)

There were no significant transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2019 or the twelve months ended December 31, 2018.

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

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 was effective for interim and annual reporting periods beginning after December 15, 2018; early adoption was permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Based on evaluation of the Company’s current lease obligations, the Company has determined that the provisions of ASU No. 2016-02 resulted in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. The Company currently leases nine of its office leases under operating leases. The Company adopted ASU No. 2016-02 on January 1, 2019. The Company’s present value of future lease payments as of January 1, 2019 is $3,570,000, to be recorded as a right-of-use asset with an offsetting liability. Other than the just noted increase in assets and liabilities the effects of adopting ASU No. 2016-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however, on July 17, 2019, the FASB issued a tentative decision with respect to the effective date of implementing ASU No. 2016-13. If the FASB approves the tentative decision, ASU No. 2016-13 would become effective for smaller reporting companies, such as the Company, for interim and annual reporting periods beginning after December 15, 2022; early adoption would still be permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, including if it will early adopt the standard, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, on a test basis, with the new CECL specific software during 2019 and to disclose any material potential impact of this modeling once it becomes available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2018 and June 30, 2019 and its income and expense accounts for the three-month and six-month periods ended June 30, 2019 and 2018. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in this “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
27

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

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net interest income (GAAP)	$5,628	$5,120	$11,177	$9,857
Tax equivalent adjustment	52	55	100	114
Net interest income - tax equivalent adjusted (non-GAAP)	$5,680	$5,175	$11,277	$9,971

Average earning assets	$638,631	$618,186	$635,828	$605,040
Net interest margin (GAAP)	3.53%	3.32%	3.54%	3.29%
Net interest margin (non-GAAP)	3.57%	3.36%	3.58%	3.32%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net interest income (GAAP)	$5,628	$5,120	$11,177	$9,857
Tax equivalent adjustment	52	55	100	114
Net interest income – tax-equivalent adjusted (non-GAAP)	$5,680	$5,175	$11,277	$9,971
Noninterest income	421	380	832	752
Total income	6,101	5,555	12,109	10,723
Total noninterest expense	4,148	3,828	8,408	7,178
Efficiency ratio, fully tax-equivalent (non-GAAP)	68.00%	68.91%	69.44%	66.94%

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 104 full-time employees as of June 30, 2019.

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

Overview

The Company recorded net income of $1,276,000 for the quarter ended June 30, 2019, which was an increase of $7,000 compared to $1,269,000 reported for the same period of 2018. Diluted earnings per share for the second quarter of 2019 and 2018 were $0.22. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2019 were 6.53% and 0.74%, respectively, as compared to 7.09% and 0.75%, respectively, for the same period in 2018.

Net income for the six months ended June 30, 2019 and 2018 was $2,422,000 and $2,622,000, respectively, with diluted earnings per share of $0.41 in 2019 and $0.44 in 2018. For the first six months of 2019, ROAE was 6.36% and ROAA was 0.71% compared to 7.24% and 0.77%, respectively, for the same period in 2018.

Total assets of the Company increased by $1,119,000, or 0.2%, from $688,092,000 at December 31, 2018 to $689,211,000 at June 30, 2019. Net loans totaled $358,408,000 at June 30, 2019, an increase of $39,892,000 or (12.5%) from $318,516,000 at December 31, 2018. Deposit balances at June 30, 2019 totaled $581,137,000, a decrease of $9,537,000, or 1.6%, from the $590,674,000 at December 31, 2018.

The Company ended the second quarter of 2019 with a leverage capital ratio of 9.3%, a Tier 1 capital ratio of 15.5%, and a total risk-based capital ratio of 16.7% compared to 8.9%, 16.1%, and 17.3%, respectively, at December 31, 2018. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest income*	$6,328	$5,553	$12,508	$10,678
Interest expense	(648)	(378)	(1,231)	(707)
Net interest income*	5,680	5,175	11,277	9,971
Provision for loan and lease losses	(180)	—	(360)	—
Noninterest income	421	380	832	752
Noninterest expense	(4,148)	(3,828)	(8,408)	(7,178)
Provision for income taxes	(445)	(403)	(819)	(809)
Tax equivalent adjustment	(52)	(55)	(100)	(114)
Net income	$1,276	$1,269	$2,422	$2,622

Average total assets	$690,984	$681,932	$688,586	$683,155
Net income (annualized) as a percentage of average total assets	0.74%	0.75%	0.71%	0.77%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.57% for the three months ended June 30, 2019, 3.36% for the three months ended June 30, 2018, 3.58% for the six months ended June 30, 2019 and 3.32% for the six months ended June 30, 2018.

The total fully taxable equivalent interest income component for the second quarter of 2019 increased $775,000, or 14.0%, to $6,328,000 compared to $5,553,000 for the three months ended June 30, 2018. The increase in the fully taxable equivalent interest income for the second quarter of 2019 compared to the same period in 2018 is broken down by rate (up $375,000) and volume (up $400,000). The yield on earning assets increased from 3.60% during the second quarter of 2018 to 3.97% during the second quarter of 2019. The primary driver in this rate increase was an increase in the yield on loans which increased from 4.79% in the second quarter of 2018 to 4.88% in the second quarter of 2019 and an increase in yields on the investment portfolio which increased from 2.51% in the second quarter of 2018 to 2.88% in the second quarter of 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The volume increase of $400,000 was primarily from an increase in loans ($560,000), partially offset by a decrease in investment balances ($83,000) and Fed fund balances ($98,000). Average loans balances increased $47,257,000, (or 15.5%), from $304,732,000 during the second quarter of 2018 to $351,989,000 during the second quarter of 2019; the average investment balances decreased $9,950,000, (or 3.4%), from $289,504,000 during the second quarter of 2018 to $279,554,000 during the second quarter of 2019; and average Fed fund balances decreased $22,209,000, (or 100.0%), from $22,209,000 during the second quarter of 2018 to zero during the second quarter of 2019.

The total fully taxable equivalent interest income for the six months ended June 30, 2019 increased $1,830,000, 17.1%, to $12,508,000 compared to $10,678,000 for the six months ended June 30, 2018. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2019 over the same period in 2018 resulted from an increase in rate (up $1,082,000) and an increase in volume (up $748,000). The primary driver in this rate increase was an increase in the yield on loans which increased from 4.69% in 2018 to 4.91% in 2019 and an increase in yields on the investment portfolio which increased from 2.45% in 2018 to 2.90% in 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The increased yield earned on the loans and investments was the reason the yield on earning assets increased from 3.56% in 2018 to 3.97% in 2019. The volume increase of $748,000 was primarily from an increase in loans ($796,000) and investment balances ($59,000), partially offset by a decrease in Fed fund balances ($145,000). Average loans balances increased $34,352,000, (or 11.2%), from $305,992,000 during the first six months of 2018 to $340,344,000 during the first six months of 2019; the average investment balances increased $9,050,000, (or 3.2%), from $279,311,000 during the first six months of 2018 to $288,361,000 during the first six months of 2019; and average Fed fund balances decreased $17,646,000, (or 98.1%), from $17,994,000 during the first six months of 2019 to $348,000 during the first six months of 2018.

Interest expense was $270,000, or 71.4%, higher in the second quarter of 2019 versus the prior year period, increasing from $378,000 to $648,000. The $270,000 increase in interest expense during the second quarter of 2019 compared to the second quarter of 2018 was due to higher rates (up $224,000) and higher volume (up $46,000). The increase in interest expense can be attributed to an increase in rates paid on deposit and borrowing balances during a higher interest rate environment. Rates paid on interest bearing liabilities increased 28 basis points from 0.39% to 0.67% for the second quarter of 2018 compared to the same period in 2019. The largest increase due to rates occurred in the time deposits. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits increased by $156,000, or 64.7%, from $241,000 in the second quarter of 2018 to $397,000 in the second quarter of 2019 while the average time deposit balances increased by $9,194,000, or (11.6%), from $79,204,000 in the second quarter of 2018 to $88,398,000 in the second quarter of 2019. Of the increase in time deposits of $156,000, $128,000 was related to rate and $28,000 was related to volume.

Interest expense was $524,000, or 74.1% higher, in the six-month period ended June 30, 2019 increasing from $707,000 in 2018 to $1,231,000 in 2019. The increase is related to rates (up $444,000), and volume (up $80,000). Rates paid on interest bearing liabilities increased 27 basis points from 0.37% to 0.64% for the first six months of 2018 compared to the first six months of 2019. Of the $444,000 increase in interest expense related to rates, $283,000 is related to higher rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Net interest expense on time deposits increased by $332,000, or 73.3%, from $453,000 in 2018 to $785,000 in 2019 while the average time deposit balances increased by $8,571,000, or 10.8%, from $79,447,000 in 2018 to $88,018,000 in 2019. Of the increase in time deposits of $332,000, $283,000 was related to rate and $49,000 was related to volume.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2019			2018
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$331,376	$4,085	4.94%	$290,933	$3,483	4.80%
Tax-exempt loans and leases (2)	20,613	201	3.91%	13,799	153	4.45%
Taxable investment securities	268,371	1,886	2.82%	268,731	1,637	2.44%
Tax-exempt investment securities (2)	11,183	120	4.30%	20,773	175	3.38%
Federal funds sold	—	—	—	22,209	98	1.77%
Interest-bearing deposits in banks	7,088	36	2.04%	1,741	7	1.61%
Total earning assets	638,631	6,328	3.97%	618,186	5,553	3.60%
Cash & due from banks	15,667			29,703
Other assets	41,336			38,533
Allowance for loan & lease losses	(4,650)			(4,490)
	$690,984			$681,932

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$202,877	120	0.24%	$227,094	76	0.13%
Savings	72,436	7	0.04%	70,129	7	0.04%
Time deposits	88,398	397	1.80%	79,204	241	1.22%
Other borrowings	22,918	124	2.17%	15,500	54	1.40%
Total interest bearing liabilities	386,629	648	0.67%	391,927	378	0.39%
Noninterest bearing demand deposits	215,981			212,305
Other liabilities	10,054			5,910
Total liabilities	612,664			610,142
Shareholders’ equity	78,320			71,790
	$690,984			$681,932
Net interest income & margin (3)		$5,680	3.57%		$5,175	3.36%

(1)	Loan interest includes loan fees of $70,000 and $243,000, respectively, during the three months ended June 30, 2019 and June 30, 2018. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days) and annualized to actual days in the year (365 days).
33

Six Months Ended June 30,	2019			2018
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$322,034	$7,903	4.95%	$292,113	$6,811	4.70%
Tax-exempt loans and leases (2)	18,310	379	4.17%	13,879	306	4.45%
Taxable investment securities	275,648	3,910	2.86%	257,145	3,028	2.37%
Tax-exempt investment securities (2)	12,713	231	3.66%	22,166	372	3.38%
Federal funds sold	348	5	2.90%	17,994	148	1.66%
Interest-bearing deposits in banks	6,775	80	2.38%	1,743	13	1.50%
Total earning assets	635,828	12,508	3.97%	605,040	10,678	3.56%
Cash & due from banks	15,920			43,262
Other assets	41,374			39,341
Allowance for loan & lease losses	(4,536)			(4,488)
	$688,586			$683,155

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$206,918	214	0.21%	$223,317	133	0.12%
Savings	73,016	14	0.04%	69,872	13	0.04%
Time deposits	88,018	785	1.80%	79,447	453	1.15%
Other borrowings	21,235	218	2.07%	15,500	108	1.41%
Total interest-bearing liabilities	389,187	1,231	0.64%	388,136	707	0.37%
Noninterest-bearing demand deposits	212,737			214,930
Other liabilities	9,842			7,078
Total liabilities	611,766			610,144
Shareholders’ equity	76,820			73,011
	$688,586			$683,155
Net interest income & margin (3)		$11,277	3.58%		$9,971	3.32%

(1)	Loan interest includes loan fees of $176,000 and $374,000, respectively, during the six months ended June 30, 2019 and June 30, 2018. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (181 days) and annualized to actual days in the year (365 days).
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2019 over 2018 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$484	$118	$602
Tax-exempt loans and leases (2)	76	(28)	48
Taxable investment securities	(2)	251	249
Tax exempt investment securities (3)	(81)	26	(55)
Federal funds sold	(98)	—	(98)
Interest-bearing deposits in banks	21	8	29
Total	400	375	775
Interest-bearing liabilities:
Interest checking and money market	(8)	52	44
Savings deposits	—	—	—
Time deposits	28	128	156
Other borrowings	26	44	70
Total	46	224	270
Interest differential	$354	$151	$505

Six Months Ended June 30, 2019 over 2018 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$698	$394	$1,092
Tax-exempt loans and leases (2)	98	(25)	73
Taxable investment securities	218	664	882
Tax exempt investment securities (3)	(159)	18	(141)
Federal funds sold	(145)	2	(143)
Interest-bearing deposits in banks	38	29	67
Total	748	1,082	1,830
Interest-bearing liabilities:
Interest checking and money market	(10)	91	81
Savings deposits	1	—	1
Time deposits	49	283	332
Other borrowings	40	70	110
Total	80	444	524
Interest differential	$668	$638	$1,306

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $70,000 and $243,000, respectively, during the three months ended June 30, 2019 and June 30, 2018, and loan fees of $176,000 and $374,000, respectively, during the six months ended June 30, 2019 and June 30, 2018, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company added $180,000 to the provision for loan and lease losses for the second quarter of 2019 compared to zero in the second quarter of 2018. The Company experienced net loan and lease recoveries of $4,000 (0.00%) (on an annualized basis) of average loans and leases for the three months ended June 30, 2019 compared to net loan and lease recoveries of $4,000 (0.01%) (on an annualized basis) of average loans and leases for the three months ended June 30, 2018. For the first six months of 2019 the Company added $360,000 to the provisions for loan and lease losses compared to zero in the first six months of 2018. Net loan and lease recoveries were $9,000 (0.01%) (on an annualized basis) of average loans and leases outstanding in 2019 and $14,000 (0.01%) (on an annualized basis) of average loans and leases outstanding in 2018. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service charges on deposit accounts	$139	$116	$260	$233
Gain on sale of securities	29	10	65	11
Merchant fee income	99	109	189	219
Bank owned life insurance	84	76	165	151
Other	70	69	153	138
Total noninterest income	$421	$380	$832	$752

Noninterest income increased $41,000 (10.8%) to $421,000 for the three months ended June 30, 2019 compared to $380,000 for the three months ended June 30, 2018. The increase from the second quarter of 2018 to the second quarter of 2019 was primarily related to an increase in gain on sale of securities, which increased $19,000 from a gain of $10,000 in 2018 to a gain of $29,000 in 2019 and an increase in service charges on deposit accounts which increased $23,000 from $116,000 in 2018 to $139,000 in 2019.

For the six months ended June 30, 2019, noninterest income increased $80,000 (10.6%) from $752,000 to $832,000. The increase from the first six months of 2018 compared to the same period in 2019 was primarily related to an increase in gain on sale of securities (up $54,000 or 490.9%) resulting in income of $11,000 in the first half of 2018 compared to $65,000 for the first half of 2019 and an increase in service charges on deposit accounts which increased $27,000 from $233,000 in 2018 to $260,000 in 2019.

Noninterest Expense

Noninterest expense increased $320,000 (8.4%) to $4,148,000 for the three months ended June 30, 2019 compared to $3,828,000 for the three months ended June 30, 2018. Salary and employee benefits expense increased $227,000 (9.0%) from $2,517,000 during the second quarter of 2018 to $2,744,000 during the second quarter of 2019. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers, replacing the Chief Credit Officer in May 2018, and normal cost of living increases and promotions. Average full-time equivalent employees was 97 during the second quarter of 2018 compared to 103 during the second quarter of 2019. On a quarter-over-quarter basis, occupancy expense decreased $7,000 (2.7%) and furniture and equipment expense increased $4,000 (2.9%). FDIC assessments decreased $8,000 (15.1%) from the second quarter of 2018 to the second quarter of 2019. OREO related expenses increased $7,000 during the second quarter of 2018 to $4,000 from a credit of $3,000 in the second quarter of 2018. The credit balance in 2018 relates to a refund of property taxes paid in prior years. Other expenses increased $97,000 (11.2%) to $960,000 in the second quarter of 2019 compared to $863,000 in the second quarter of 2018. There were numerous line items that make up the $97,000 increase in other expenses including advertising and business development (increased $42,000), correspondent bank charges (increased $38,000), and professional fees (increased $29,000). Much of this increase in advertising and business development is related to the expenses to sponsor community events and other promotional activities as the Company is focusing more effort in our markets to strengthen our brand. The increase in correspondent bank charges relates to lower average balances maintained by the Company in these accounts resulting in higher service charges and the interest earned on these balances has increased due to the higher interest rate environment and beginning in 2019 is being considered as interest income by the Company and classified as such and is reflected in the higher balances in the interest due from banks in the consolidated statement of income. The fully taxable equivalent efficiency ratio for the second quarter of 2019 was 68.0% compared to 68.9% in the second quarter of 2018.

Noninterest expense for the six-month period ended June 30, 2019 was $8,408,000 compared to $7,178,000 for the same period in 2018, an increase of $1,230,000 (17.1%). Salaries and benefits expense increased $802,000 (17.0%) from $4,723,000 for the six months ended June 30, 2018 to $5,525,000 for the same period in 2019. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers, replacing the Chief Credit Officer in May 2018, and normal cost of living increases and promotions. Occupancy expense decreased $12,000, (2.3%), and furniture and equipment expense increased $6,000, (2.2%). FDIC assessments decreased $11,000 (10.4%) from $106,000 in 2018 to $95,000 in 2019. OREO related expenses increased $6,000 (300.0%) during 2019 to $8,000, from $2,000 in 2018. Other expenses increased $439,000 (28.3%) from $1,549,000 for the six months ended June 30, 2018 to $1,988,000 for the same period in 2019. There were numerous line items that make up the $439,000 increase in other expenses including advertising and business development (increased $158,000), correspondent bank charges (increased $156,000), director expenses (increased $31,000), and professional fees (increased $51,000).

The overhead efficiency ratio (fully taxable equivalent), for the first six months of 2019 was 69.4% as compared to 66.9% in the same period of 2018.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2019 increased $42,000 (10.4%) from $403,000 in the second quarter of 2018 to $445,000 in the second quarter of 2019 and increased $10,000 (1.2%), from $809,000 in the six months ended June 30, 2018 to $819,000 for the six months ended June 30, 2019. The combined federal and state effective tax rate for the quarter ended June 30, 2019 was 25.9%, compared to 24.1% for the second quarter of 2018. For the six months ended June 30, 2019, the combined federal and state effective tax rate was 25.3% compared to 23.6% for the six months ended June 30, 2018. The higher effective tax rate in 2019 compared to 2018 is related to the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. In the second quarter of 2018 the Company recognized a $43,000 tax credit under ASU 2016-09 and in the second quarter of 2019 the Company recognized a $14,000 tax expense under ASU 2016-09. For the six months ended June 30, 2018, the Company recognized a $133,000 tax credit under ASU 2016-09 and in the six months ended June 30, 2019, the Company recognized a $28,000 tax credit under ASU 2016-09.

Balance Sheet Analysis

The Company’s total assets were $689,211,000 at June 30, 2019 compared to $688,092,000 at December 31, 2018, representing an increase of $1,119,000 (0.2%). Average assets for the three months ended June 30, 2019 were $690,984,000, which represents an increase of $9,052,000 (1.3%) from the balance of $681,932,000 during the three-month period ended June 30, 2018. Average assets for the six months ended June 30, 2019 were $688,586,000, which represents an increase of $5,431,000 (0.8%) from the average balance of $683,155,000 during the six-month period ended June 30, 2018.

Federal Funds

The balance held in correspondent banks classified as Federal funds at June 30, 2019, was zero compared to $7,000,000 at December 31, 2018. The primary reason for the decrease in Federal funds since December 31, 2018 is directly related to the increase in loan balances during the same period.

Investment Securities

The balance held in available-for-sale investment securities at June 30, 2019, was $264,763,000 compared to $294,933,000 at December 31, 2018, a decrease of $30,170,000 (10.2%). The balance held in held-to-maturity investment securities at June 30, 2019, was $264,000 compared to $292,000 at December 31, 2018, a decrease of $28,000 (9.6%). The primary reason for the decrease in investment securities since December 31, 2018 is directly related to the increase in loan balances and a decrease in deposit balances during the same period. Table Five below summarizes the values of the Company’s investment securities held on June 30, 2019 and December 31, 2018.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	June 30, 2019	December 31, 2018
Debt securities:
U.S. Government Agencies and Sponsored	$249,069	$269,049
Agencies
Obligations of states and political subdivisions	7,089	14,400
Corporate bonds	6,609	6,508
U.S Treasury bonds	1,996	4,976
Total available-for-sale investment securities	$264,763	$294,933
Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$264	$292
Total held-to-maturity investment securities	$264	$292

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

Net unrealized losses on available-for-sale investment securities totaling $3,148,000 were recorded, net of $931,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2019 and net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2018.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $73.1 million in new loans during the first half of 2019. This production was partially offset by pay downs and payoffs, but resulted in an overall increase in net loans and leases of $39,892,000 (12.5%) from December 31, 2018.

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

Table Six below summarizes the composition of the loan portfolio in dollars and as a percentage of total loans as of June 30, 2019 and December 31, 2018.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	June 30, 2019		December 31, 2018		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$35,341	10%	$29,650	9%	$5,691	19.2%
Real estate
Commercial	208,050	57%	199,894	62%	8,156	4.1%
Multi-family	52,612	15%	56,139	18%	(3,527)	(6.3%)
Construction	10,032	3%	5,685	2%	4,347	76.5%
Residential	29,294	8%	16,338	5%	12,956	79.3%
Lease financing receivable	2	—%	32	—%	(30)	(93.8%)
Agriculture	7,084	1%	4,419	1%	2,665	60.3%
Consumer	20,376	6%	10,714	3%	9,662	90.2%
Total loans and leases	362,791	100%	322,871	100%	39,920	12.4%
Deferred loan fees and costs, net	378		37		341
Allowance for loan and lease losses	(4,761)		(4,392)		(369)
Total net loans and leases	$358,408		$318,516		$39,892	12.5%

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 83% of the Company’s loan and lease portfolio at June 30, 2019 and 86% as of December 31, 2018. Management believes that the residential land and construction portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of June 30, 2019, outstanding unimproved residential land and construction loans were $5,814,000 (or just 1.9% of the total real estate loans). Of the $5,814,000, $2,052,000 (35.3%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

Management places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely. The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled zero and $27,000 at June 30, 2019 and December 31, 2018, respectively. The $27,000 in nonperforming loans and leases at December 31, 2018 was comprised of one commercial loan relationship with two loans totaling $27,000, both of which were current to terms. Because these loans were current and had shown a pattern of consistent, timely payments, the loans were upgraded to accrual status during the second quarter of 2019.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2019. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2019 and December 31, 2018.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	June 30, 2019	December 31, 2018
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	27
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Total nonperforming loans	$—	$27

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

At June 30, 2019, the recorded investment in loans and leases that were considered to be impaired totaled $7,857,000, all of which are considered performing loans and leases. Of the total impaired loans of $7,857,000, loans totaling $5,909,000 were deemed to require no specific reserve and loans totaling $1,948,000 were deemed to require a related valuation allowance of $105,000. Of the $5,909,000 impaired loans that did not carry a specific reserve there were $485,000 in loans or leases that had previous partial charge-offs and $5,424,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $8,702,000 at December 31, 2018. Of the total impaired loans of $8,702,000, loans totaling $5,968,000 were deemed to require no specific reserve and loans totaling $2,734,000 were deemed to require a related valuation allowance of $185,000.

Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary.  In the second quarter of 2019, the Company had net recoveries of $4,000 with $180,000 in provisions for loan and lease losses. Despite the Company’s continued improvement in the credit quality of the loan and lease portfolio, due to the net growth in the loans outstanding during the second quarter of 2019, the $180,000 addition to the provision for loan and lease losses was warranted. In the second quarter of 2018, the Company had net loan recoveries of $4,000 with no added provision.

During the quarters ended June 30, 2019 and June 30, 2018, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2019.

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2018. At June 30, 2019 and December 31, 2018 there were no unfunded commitments on those loans considered troubled debt restructures.

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

The ALLL totaled $4,761,000 or 1.31% of total loans and leases at June 30, 2019 compared to $4,392,000 or 1.36% of total loans and leases at December 31, 2018. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of impaired loans and leases was 60.6% at June 30, 2019 and 50.5% at December 31, 2018. Of the total non-performing and impaired loans and leases outstanding as of June 30, 2019, there were $807,000 in loans or leases that had been reduced by partial charge-offs of $296,000.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average loans and leases outstanding	$351,989	$304,732	$340,344	$305,992

Allowance for loan and lease losses at beginning of period	$4,577	$4,488	$4,392	$4,478

Loans and leases charged off:
Commercial	—	—	—	—
Real estate	—	—	—	—
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	—	—	—	—
Recoveries of loans and leases previously charged off:
Commercial	1	2	3	9
Real estate	3	2	6	4
Lease financing receivable	—	—	—	1
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	4	4	9	14
Net loans and leases charged off	4	4	9	14
Additions to allowance charged to operating expenses	180	—	360	—
Allowance for loan and lease losses at end of period	$4,761	$4,492	$4,761	$4,492
Ratio of net recoveries to average loans and leases outstanding (annualized)	-0.00%	-0.01%	-0.01%	-0.01%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.21%	0.00%	0.21%	0.00%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.31%	1.52%	1.31%	1.52%

Other Real Estate Owned

At June 30, 2019 and December 31, 2018, the Company had one other real estate owned (“OREO”) property totaling $957,000. During the first and second quarters of 2019, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at June 30, 2019 nor at year-end 2018. The Company believes that the OREO property owned at June 30, 2019 was carried approximately at fair value.

Other Assets

Other assets consists of bank owned life insurance, accrued interest receivable and other assets. There was no significant change in the balance in bank owned life insurance at June 30, 2019 compared to December 31, 2018. Accrued interest receivable and other assets increased from $6,908,000 at December 31, 2018 to $7,748,000 at June 30, 2019, an increase of $840,000 (12.2%). The increase is due to a $2,954,000 increase in the lease right-of-use-asset related to the Company’s adoption of ASU 2016-02 on January 1, 2019, offset by a $2,059,000 decrease in deferred tax assets primarily related to the increase in the unrealized gain on the Company’s available-for-sale investment securities.

Deposits

At June 30, 2019, total deposits were $581,137,000 representing a $9,537,000 (1.6%) decrease from the December 31, 2018 balance of $590,674,000. The Company’s deposit growth plan for 2019 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group while at the same time retaining our high-valued deposit relationships. The Company’s balances in noninterest-bearing checking, interest-bearing checking, savings, and time, in total, remained relatively unchanged from December 31, 2018, however, money market accounts decreased $9,591,000 (6.6%) due in part to one relationship transferring a portion of their deposit relationship in the amount of $11,000,000 to another financial institution for investment purposes.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2019 and December 31, 2018, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	June 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$2,000	1.52%	$5,000	1.32%
Long-term borrowings:
FHLB advances	$13,500	2.11%	$10,500	2.02%

The maximum amount of short-term borrowings at any month-end during the first six months of 2019 and 2018 was $16,000,000 and $6,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$2,000	$13,500
Maturity	2019	2020 to 2023
Weighted average rates	1.52%	2.11%

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

At June 30, 2019, shareholders’ equity was $80,919,000, representing an increase of $6,198,000 (8.3%) from $74,721,000 at December 31, 2018. The increase results from net income for the period ($2,422,000), stock based compensation ($270,000), and the increase from other comprehensive income ($4,093,000), exceeding the payment of cash dividends ($587,000).

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2019 and December 31, 2018.

Table Ten below lists the Company’s and American River Bank’s capital ratios at June 30, 2019 and December 31, 2018 as well as the minimum regulatory requirements.

Table Ten: Capital Ratios
			Minimum Regulatory
			Capital Requirements
	June 30, 2019	December 31, 2018	2019	2018
American River Bankshares

Leverage Ratio	9.3%	8.9%	N/A	N/A
Tier 1 Risk-Based Capital	15.5%	16.1%	N/A	N/A
Total Risk-Based Capital	16.7%	17.3%	N/A	N/A

American River Bank

Leverage Ratio	9.3%	9.0%	6.5%	5.9%
Common Equity Tier 1 Risk-Based Capital	15.6%	16.2%	7.0%	6.4%
Tier 1 Risk-Based Capital	15.6%	16.2%	8.5%	7.9%
Total Risk-Based Capital	16.8%	17.4%	10.5%	9.9%

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

In addition, a “capital conservation buffer,” was established which is now fully phased-in and requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement was phased-in between January 1, 2016 and January 1, 2019. The buffer requirement for 2018 was 1.875% and became fully phased in on January 1, 2019, increasing to 2.50%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

On January 24, 2018, the Company approved and authorized a 5% stock repurchase program for 2018 (the “2018 Program”). See Part II, Item 2, for additional disclosure regarding the 2018 Program. In addition, on February 13, 2019 and May 15, 2019, the Company paid cash dividends of $0.05 per common share to shareholders of record on January 30, 2019 and May 1, 2019, respectively. These 2019 quarterly cash dividends follow four quarterly cash dividends, totaling $0.20 per share, paid in 2018.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2019 and 2018.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2019 were approximately $32,873,000 and $300,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2019, consolidated liquid assets totaled $148.5 million or 21.5% of total assets compared to $226.5 million or 32.9% of total assets on December 31, 2018. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2019, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2019, the Bank could have arranged for up to $134,958,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2019, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $119,458,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2019, the Bank’s borrowing capacity at the Federal Reserve Bank was $9,528,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2019 and December 31, 2018, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $33,173,000 and $34,637,000 at June 30, 2019 and December 31, 2018, respectively. As a percentage of net loans and leases these off-balance sheet items represent 9.3% and 10.9%, respectively. See also, Note 3 to the unaudited consolidated financial statements included herein for additional information about the Company’s off-balance sheet items.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2019

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$180	$728
+200bp	$297	$1,179
-100bp	$(135)	$(992)
-200bp	$(517)	$(3,079)

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

After a review of the model results as of June 30, 2019, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

The Company did not repurchase any shares during the first or second quarters of 2019 and does not currently have a stock repurchase program in place.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number	Document Description

(3.2)	Bylaws, as amended and restated, incorporated by reference from Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 21, 2019.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith
** Furnished herewith
49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

August 8, 2019	By:/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 8, 2019	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
50