Form 10-Q
period 2019-09-30
AMERICAN RIVER BANKSHARES
filed 2019-11-07
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 5,900,239 shares outstanding at November 7, 2019

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30, 2019	December 31, 2018
ASSETS

Cash and due from banks	$14,512	$20,987
Interest-bearing deposits in banks	14,870	1,746
Federal funds sold	—	7,000
Total cash and cash equivalents	29,382	29,733
Investment securities:
Available-for-sale, at fair value	276,055	294,933
Held-to-maturity, at amortized cost	256	292
Loans and leases, less allowance for loan and lease losses of $4,953 at September 30, 2019 and $4,392 at December 31, 2018	369,940	318,516
Premises and equipment, net	1,217	1,071
Federal Home Loan Bank stock	4,259	3,932
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	957	957
Bank owned life insurance	15,676	15,429
Accrued interest receivable and other assets	7,218	6,908
Total assets	$721,281	$688,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$228,517	$214,745
Interest-bearing	384,387	375,929
Total deposits	612,904	590,674

Short-term borrowings	5,000	5,000
Long-term borrowings	10,500	10,500
Accrued interest payable and other liabilities	10,028	7,197

Total liabilities	638,432	613,371

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,903,228 shares at September 30, 2019 and 5,858,428 shares at December 31, 2018	30,466	30,103
Retained earnings	49,487	46,494
Accumulated other comprehensive income (loss), net of taxes	2,896	(1,876)

Total shareholders’ equity	82,849	74,721
Total liabilities and shareholders’ equity	$721,281	$688,092

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2019	2018	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$4,397	$3,405	$12,329	$10,216
Exempt from Federal income taxes	186	127	501	383
Interest on Federal funds sold	—	120	5	268
Interest on deposits in banks	71	10	151	23
Interest and dividends on investment securities:
Taxable	1,846	1,902	5,756	4,930
Exempt from Federal income taxes	55	102	221	410
Total interest income	6,555	5,666	18,963	16,230
Interest expense:
Interest on deposits	545	346	1,558	945
Interest on borrowings	82	63	300	171
Total interest expense	627	409	1,858	1,116

Net interest income	5,928	5,257	17,105	15,114

Provision for loan and lease losses	120	50	480	50

Net interest income after provision for loan and lease losses	5,808	5,207	16,625	15,064

Noninterest income:
Service charges on deposit accounts	149	119	409	352
Gain on sale or call of securities	9	8	74	19
Other noninterest income	259	250	766	758
Total noninterest income	417	377	1,249	1,129

Noninterest expense:
Salaries and employee benefits	2,898	2,551	8,423	7,274
Occupancy	256	267	768	791
Furniture and equipment	120	141	400	415
Federal Deposit Insurance Corporation assessments	(47)	52	48	158
Expenses related to other real estate owned	7	10	15	12
Other expense	859	982	2,847	2,531
Total noninterest expense	4,093	4,003	12,501	11,181

Income before provision for income taxes	2,132	1,581	5,373	5,012

Provision for income taxes	561	428	1,380	1,237

Net income	$1,571	$1,153	$3,993	$3,775

Basic earnings per share	$0.27	$0.20	$0.68	$0.64
Diluted earnings per share	$0.27	$0.20	$0.68	$0.64

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the periods ended September 30,	Three months		Nine months
	2019	2018	2019	2018
Net income	$1,571	$1,153	$3,993	$3,775
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains (losses) on investment securities	972	(1,606)	6,849	(5,516)
Deferred tax (expense) benefit	(287)	511	(2,025)	1,760
Increase (decrease) in net unrealized gains (losses) on investment securities, net of tax	685	(1,095)	4,824	(3,756)

Reclassification adjustment for realized gains included in net income	(9)	(8)	(74)	(19)
Tax effect	3	3	22	6
Realized gains, net of tax	(6)	(5)	(52)	(13)

Total other comprehensive income (loss)	679	(1,100)	4,772	(3,769)

Comprehensive income	$2,250	$53	$8,765	$6

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands, except per share data)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	6,132,362	$34,463	$42,779	$(321)	$76,921

Net income			3,775		3,775
Other comprehensive loss, net of tax:				(3,769)	(3,769)
Cash dividends ($0.15 per share)			(895)		(895)
Net restricted stock award activity and related compensation expense	17,859	212	1		213
Stock options exercised	13,359	123			123
Stock option compensation expense		21			21
Retirement of common stock	(298,778)	(4,654)			(4,654)

Balance, September 30, 2018	5,864,802	$30,165	$45,660	$(4,090)	$71,735

Balance, January 1, 2019	5,858,428	$30,103	$46,494	$(1,876)	$74,721

Net income			3,993		3,993
Other comprehensive income, net of tax:				4,772	4,772
Cash dividends ($0.17 per share)			(1,000)		(1,000)
Net restricted stock award activity and related compensation expense	33,660	257			257
Stock options exercised	11,140	95			95
Stock option compensation expense		11			11

Balance, September 30, 2019	5,903,228	$30,466	$49,487	$2,896	$82,849

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands, except per share data)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, July 1, 2018	5,864,802	$30,082	$44,801	$(2,990)	$71,893

Net income			1,153		1,153
Other comprehensive loss, net of tax				(1,100)	(1,100)
Cash dividends ($0.05 per share)			(294)		(294)
Net restricted stock award activity and related compensation expense		76			76
Stock option compensation expense		7			7

Balance, September 30, 2018	5,864,802	$30,165	$45,660	$(4,090)	$71,735

Balance, July 1, 2019	5,903,228	$30,373	$48,329	$2,217	$80,919

Net income			1,571		1,571
Other comprehensive income, net of tax				679	679
Cash dividends ($0.07 per share)			(413)		(413)
Net restricted stock award activity and related compensation expense		90			90
Stock option compensation expense		3			3

Balance, September 30, 2019	5,903,228	$30,466	$49,487	$2,896	$82,849

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2019	2018
Cash flows from operating activities:
Net income	$3,993	$3,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	480	50
Decrease in deferred loan origination fees and costs, net	(454)	(53)
Depreciation and amortization	170	201
Gain on sale of investment securities, net	(74)	(19)
Amortization of investment security premiums and discounts, net	1,117	1,969
Increase in cash surrender values of life insurance policies	(247)	(228)
Stock based compensation expense	268	234
Decrease in accrued interest receivable and other assets	479	163
Increase (decrease) in accrued interest payable and other liabilities	39	(182)

Net cash provided by operating activities	5,771	5,910

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	43,213	24,753
Proceeds from matured available-for-sale investment securities	5,000	—
Proceeds from called available-for-sale investment securities	—	1,499
Purchases of available-for-sale investment securities	(56,978)	(81,850)
Proceeds from principal repayments for available-for-sale investment securities	33,375	33,196
Proceeds from principal repayments for held-to-maturity investment securities	36	67
Net increase in loans	(34,077)	(2,956)
Purchases of loans	(17,373)	—
Proceed from sale of loans	—	1,349
Net increase in FHLB stock	(327)	—
Purchases of equipment	(316)	(115)

Net cash used in investing activities	(27,447)	(24,057)

(Continued)

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2019	2018
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$24,081	$22,420
Net decrease in time deposits	(1,851)	(2,680)
Net increase in short-term borrowings	—	3,000
Net decrease to long-term borrowings	—	(3,000)
Proceeds from stock options exercised	95	123
Cash dividends paid	(1,000)	(895)
Cash paid to repurchase common stock	—	(4,654)

Net cash provided by financing activities	$21,325	$14,314

Decrease in cash and cash equivalents	(351)	(3,833)

Cash and cash equivalents at beginning of year	29,733	38,467

Cash and cash equivalents at end of period	$29,382	$34,634

Supplemental noncash disclosures:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$3,570	$—

Cash paid during the year for:
Interest expense	$1,682	$1,113
Income taxes	$1,218	$785

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2019 and December 31, 2018, the results of its operations and statement of comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018, its cash flows for the nine-month periods ended September 30, 2019 and 2018 and its statement of changes in shareholders’ equity for the nine-month periods ended September 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three-month and nine-month periods ended September 30, 2019 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At September 30, 2019 there were 29,958 stock options and 50,765 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,271,673. The 2010 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards are exercisable until their expiration. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2019 and 2018, the compensation cost recognized for equity compensation was $93,000 and $83,000, respectively and the recognized tax benefit for equity compensation expense was $25,000 and $21,000, respectively, for the same three-month periods ended. For the nine-month periods ended September 30, 2019 and 2018, the compensation cost recognized for equity compensation was $268,000 and $233,000, respectively, and the recognized tax benefit for equity compensation expense was $69,000 and $57,000, respectively, for the nine-month periods ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the total unrecognized pre-tax compensation cost related to nonvested stock option awards not yet recorded was $6,000. This amount will be recognized over the next 1.8 years and the weighted average period of recognizing these costs is expected to be 0.8 years. At September 30, 2019, the total compensation cost related to restricted stock awards not yet recorded was $521,000. This amount will be recognized over the next 4.7 years and the weighted average period of recognizing these costs is expected to be 1.0 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and nine-month periods ended September 30, 2019 or September 30, 2018. A summary of option activity under the Plans as of September 30, 2019 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	41,098	$8.71	2.3 years	$215
Awarded	—	—	—	—
Exercised	(11,140)	8.50	—	—
Expired, forfeited or cancelled	—	—	—	—
Outstanding at September 30, 2019	29,958	$8.79	4.6 years	$150

Vested at September 30, 2019	27,735	$8.73	4.6 years	$141

Non-vested at September 30, 2019	2,223	$9.56	5.6 years	$9

Restricted Stock

There were no shares of restricted stock awarded during the three-month periods ended September 30, 2019 and 2018. There were 33,968 and 22,514 shares of restricted stock awarded during the nine-month periods ended September 30, 2019 and 2018, respectively.

There were no restricted share awards that were fully vested during the three-month periods ended September 30, 2019 and 2018. There were 15,423 restricted share awards that were fully vested during the nine-month period ended September 30, 2019 and 25,455 restricted share awards that were fully vested during the nine-month period ended September 30, 2018. There were zero and 308 restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2019, respectively. There were zero and 4,655 restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2018, respectively. The intrinsic value of nonvested restricted shares at September 30, 2019 was $701,000.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2019	32,528	$14.60
Awarded	33,968	13.67
Less: Vested	(15,423)	14.55
Less: Expired, forfeited or cancelled	(308)	15.58
Nonvested at September 30, 2019	50,765	$13.98

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month or nine-month month periods ended September 30, 2019 or 2018 or outstanding at September 30, 2019 or December 31, 2018.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $13.80 as of September 30, 2019.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $37,117,000 and standby letters of credit of approximately $300,000 at September 30, 2019 and loan commitments of approximately $34,276,000 and standby letters of credit of approximately $361,000 at December 31, 2018. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2019 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2019 or December 31, 2018.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,852,463 and 5,845,242 shares for the three-month and nine-month periods ended September 30, 2019, and 5,823,345 and 5,886,977 shares for the three-month and nine-month periods ended September 30, 2018). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 18,453 and 18,737, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2019 and 41,482 and 38,700, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2018. For the three-month periods ended September 30, 2019 and 2018, there were zero stock options that were excluded from the calculation as they were considered antidilutive.

For the nine-month periods ended September 30, 2019 and 2018, there were zero stock options that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at September 30, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$257,664	$4,550	$(898)	$261,316
Obligations of states and political subdivisions	7,785	328	—	8,113
Corporate bonds	6,495	131	—	6,626
	$271,944	$5,009	$(898)	$276,055

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$271,685	$984	$(3,620)	$269,049
Obligations of states and political subdivisions	14,440	165	(205)	14,400
Corporate bonds	6,493	74	(59)	6,508
U.S. Treasury securities	4,979	—	(3)	4,976
	$297,597	$1,223	$(3,887)	$294,933

Net unrealized gains on available-for-sale investment securities totaling $4,111,000 were recorded, net of $1,215,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2019. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities totaled $13,538,000 and $9,000, respectively, for the three-month period ended September 30, 2019 and for the nine-month period ended September 30, 2019, proceeds and gross realized gains from the sale and call of available-for-sale investment securities totaled $43,213,000 and $74,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2019.

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

Held-to-Maturity

September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$256	$19	$—	$275

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$292	$14	$—	$306

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2019 and September 30, 2018. Investment securities with unrealized losses at September 30, 2019 and December 31, 2018 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

September 30, 2019	Less than 12 Months		12 Months or More		Total
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government Agencies and Sponsored Entities	$52,569	$(242)	$53,438	$(656)	$106,007	$(898)
	$52,569	$(242)	$53,438	$(656)	$106,007	$(898)

December 31, 2018	Less than 12 Months		12 Months or More		Total
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government Agencies and Sponsored Entities	$39,267	$(310)	$138,894	$(3,310)	$178,161	$(3,620)
Obligations of states and political subdivisions	2,168	(28)	5,583	(177)	7,751	(205)
Corporate bonds	497	(4)	1,938	(55)	2,435	(59)
U.S. Treasury securities	4,976	(3)	—	—	4,976	(3)
	$46,908	$(345)	$146,415	$(3,542)	$193,323	$(3,887)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2019 or December 31, 2018.  At September 30, 2019, the Company held 210 securities of which 26 were in a loss position for less than twelve months and 39 were in a loss position for twelve months or more.  Of the 26 securities in a loss position for less than twelve months, all 26 were U.S. Government Agencies and Sponsored Entities securities and of the 39 securities that were in a loss position for greater than twelve months, all 39 were U.S. Government Agencies and Sponsored Entities securities.

At December 31, 2018, the Company held 220 securities of which 26 were in a loss position for less than twelve months and 97 were in a loss position for twelve months or more.  Of the 97 securities in a loss position for greater than twelve months at December 31, 2018, one was a corporate securities, five were municipal securities and 91 were U.S. Government Agencies and Sponsored Entities securities.

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

The amortized cost and estimated fair values of investment securities at September 30, 2019 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$755	$758
After one year through five years	2,937	2,954
After five years through ten years	7,153	7,380
After ten years	3,435	3,647
	14,280	14,739
Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Entities	257,664	261,316	$256	$275
	$271,944	$276,055	$256	$275

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2019 and December 31, 2018, the recorded investment in nonperforming loans and leases was zero and $27,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2019, the recorded investment in loans and leases that were considered to be impaired totaled $7,662,000, all of which were considered performing loans and leases. Of the total impaired loans of $7,662,000, loans totaling $5,879,000 were deemed to require no specific reserve and loans totaling $1,783,000 were deemed to require a related valuation allowance of $82,000. At December 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $8,702,000. Of the total impaired loans of $8,702,000, loans totaling $5,968,000 were deemed to require no specific reserve and loans totaling $2,734,000 were deemed to require a related valuation allowance of $185,000.

At September 30, 2019 and December 31, 2018, the recorded investment in other real estate owned (“OREO”) was $957,000. At September 30, 2019 the Company did not own any residential OREO properties nor were there any residential properties in the process of foreclosure. During the first nine months of 2019, the Company did not add any new or sell any of the OREO properties, nor did we decrease the book value on any of the properties. The September 30, 2019 OREO balance of $957,000 consisted of one parcel of land zoned for commercial use.

Nonperforming assets at September 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$—	$27
Nonaccrual loans and leases that are past due	—	—
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	957	957
Total nonperforming assets	$957	$984

Nonperforming loans and leases to total loans and leases	0.00%	0.01%
Total nonperforming assets to total assets	0.13%	0.14%

Impaired loans and leases as of and for the periods ended September 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	As of September 30, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Real estate-commercial	$5,560	$5,694	$—	$5,645	$5,879	$—
Real estate-residential	319	406	—	323	410	—
Subtotal	$5,879	$6,100	$—	$5,968	$6,289	$—

With an allowance recorded:

Real estate-commercial	$1,645	$1,718	$72	$2,138	$2,217	$132
Real estate-residential	138	138	10	596	596	53
Subtotal	$1,783	$1,856	$82	$2,734	$2,813	$185

Total:

Real estate-commercial	$7,205	$7,412	$72	$7,783	$8,096	$132
Real estate-residential	457	544	10	919	1,006	53
	$7,662	$7,956	$82	$8,702	$9,102	$185

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Real estate-commercial	$7,231	$8,167	$7,347	$8,231
Real estate-residential	460	1,063	465	1,073
Consumer	—	68	—	69
Total	$7,691	$9,298	$7,812	$9,373
16

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Real estate-commercial	$110	$120	$329	$341
Real estate-residential	7	13	19	41
Consumer	—	1	—	2
Total	$117	$134	$348	$384

7. TROUBLED DEBT RESTRUCTURINGS

During the three and nine-month periods ended September 30, 2019, there were no loans that were modified as troubled debt restructurings. During the three and nine-month periods ended September 30, 2018, there was one $18,000 commercial loan that was modified as a troubled debt restructuring. The loan was a term out of a line of credit to an amortizing loan with a rate reduction. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and nine-month periods ended September 30, 2019 and September 30, 2018. At September 30, 2019 and December 31, 2018, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2019 and December 31, 2018 are summarized below:

September 30, 2019	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$36,080	$195,428	$57,221	$13,657	$28,355
Watch	4,978	7,151	—	—	623
Special mention	21	—	—	—	—
Substandard	—	135	—	—	—
Total	$41,079	$202,714	$57,221	$13,657	$28,978

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$—	$6,570	$24,652	$361,963
Watch	—	—	22	12,774
Special mention	—	—	—	21
Substandard	—	—	—	135
Total	$—	$6,570	$24,674	$374,893

December 31, 2018	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$29,570	$185,548	$52,301	$5,685	$15,373
Watch	53	13,118	3,838	—	965
Special mention	—	1,087	—	—	—
Substandard	27	141	—	—	—
Doubtful	—	—	—	—	—
Total	$29,650	$199,894	$56,139	$5,685	$16,338

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$32	$4,419	$10,691	$303,619
Watch	—	—	22	17,996
Special mention	—	—	1	1,088
Substandard	—	—	—	168
Doubtful	—	—	—	—
Total	$32	$4,419	$10,714	$322,871
17

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2019		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses
Beginning balance, January 1, 2019	$668	$2,114	$564	$267	$220	$—	$88	$192	$279	$4,392
Provision for loan losses	257	(184)	(149)	339	105	—	29	92	(9)	480
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	5	8	—	—	—	—	—	68	—	81

Ending balance, September 30, 2019	$930	$1,938	$415	$606	$325	$—	$117	$352	$270	$4,953

Ending balance:
Individually evaluated for impairment	$—	$72	$—	$—	$10	$—	$—	$—	$—	$82

Ending balance:
Collectively evaluated for impairment	$930	$1,866	$415	$606	$315	$—	$117	$352	$270	$4,871

Loans

Ending balance	$41,079	$202,714	$57,221	$13,657	$28,978	$—	$6,570	$24,674	$—	$374,893

Ending balance:
Individually evaluated for impairment	$—	$7,205	$—	$—	$457	$—	$—	$—	$—	$7,662

Ending balance:
Collectively evaluated for impairment	$41,079	$195,509	$57,221	$13,657	$28,521	$—	$6,570	$24,674	$—	$367,231

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2019	$794	$2,085	$390	$454	$358	$—	$131	$318	$231	$4,761
Provision for loan losses	134	(149)	25	152	(33)	—	(14)	(34)	39	120
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	2	2	—	—	—	—	—	68	—	72

Ending balance, September 30, 2019	$930	$1,938	$415	$606	$325	$—	$117	$352	$270	$4,953
18

December 31, 2018		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$—	$132	$—	$—	$53	$—	$—	$—	$—	$185

Ending balance:
Collectively evaluated for impairment	$668	$1,982	$564	$267	$167	$—	$88	$192	$279	$4,207

Loans

Ending balance	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$—	$322,871

Ending balance:
Individually evaluated for impairment	$—	$7,783	$—	$—	$919	$—	$—	$—	$—	$8,702

Ending balance:
Collectively evaluated for impairment	$29,650	$192,111	$56,139	$5,685	$15,419	$32	$4,419	$10,714	$—	$314,169

September 30, 2018
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2018	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	300	(208)	(307)	89	35	(1)	64	80	(2)	50
Loans charged-off	(213)	—	—	—	—	—	—	—	—	(213)
Recoveries	10	6	—	—	—	1	—	—	—	17

Ending balance, September 30, 2018	$544	$1,972	$740	$358	$240	$—	$95	$94	$289	$4,332

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2018	$669	$2,100	$839	$298	$239	$—	$49	$11	$287	$4,492
Provision for loan losses	87	(130)	(99)	60	1	—	46	83	2	50
Loans charged off	(213)	—	—	—	—	—	—	—	—	(213)
Recoveries	1	2	—	—	—	—	—	—	—	3

Ending balance, September 30, 2018	$544	$1,972	$740	$358	$240	$—	$95	$94	$289	$4,332
19

The Company’s aging analysis of the loan and lease portfolio at September 30, 2019 and December 31, 2018 are summarized below:

September 30, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$41,079	$41,079	$—	$—
Real estate:
Commercial	—	—	—	—	202,714	202,714	—	—
Multi-family	—	—	—	—	57,221	57,221	—	—
Construction	—	—	—	—	13,657	13,657	—	—
Residential	—	—	—	—	28,978	28,978	—	—

Other:
Leases	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	6,570	6,570	—	—
Consumer	—	—	—	—	24,674	24,674	—	—

Total	$—	$—	$—	$—	$374,893	$374,893	$—	$—

December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$29,650	$29,650	$—	$27

Real estate:
Commercial	—	—	—	—	199,894	199,894	—	—
Multi-family	—	—	—	—	56,139	56,139	—	—
Construction	—	—	—	—	5,685	5,685	—	—
Residential	—	—	—	—	16,338	16,338	—	—

Other:
Leases	—	—	—	—	32	32	—	—
Agriculture	—	—	—	—	4,419	4,419	—	—
Consumer	—	—	—	—	10,714	10,714	—	—

Total	$—	$—	$—	$—	$322,871	$322,871	$—	$27
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

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Lease assets and liabilities include related options that are reasonably certain of being exercised, however, in the case of those leases that have renewal options, the Company is not including those additional lease terms as the rates are undeterminable and it has been the Company’s historical practice to renegotiate lease terms upon expiration of the original lease terms. The depreciable life of leased assets is limited by the expected lease term.

Adoption of this standard resulted in the Company recognizing a right of use asset and a corresponding lease liability of $3,570,000 on January 1, 2019.

Supplemental lease information at or for the nine months ended September 30, 2019 is as follows:

Balance Sheet
Operating lease asset classified as other assets	$2,798,000
Operating lease liability classified as other liabilities	3,025,000
Income Statement
Operating lease cost classified as occupancy and equipment expense	$567,000
Weighted average lease term, in years	6.01
Weighted average discount rate (1)	3.07%
Operating cash flows	$565,000

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at September 30, 2019 was as follows:

Balance
October 1, 2019 to December 31, 2019	$182,000
January 1, 2020 to December 31, 2020	688,000
January 1, 2021 to December 31, 2021	633,000
January 1, 2022 to December 31, 2022	282,000
January 1, 2023 to December 31, 2023	273,000
Thereafter	657,000
Total lease payments	3,375,000
Less: Interest	(350,000)
Present value of lease liabilities	$3,025,000
21

10. BORROWING ARRANGEMENTS

At September 30, 2019, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2019 or December 31, 2018.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at September 30, 2019, bearing interest rates ranging from 1.31% to 3.17% and maturing between July 13, 2020 and November 24, 2023. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2018, bearing interest rates ranging from 1.18% to 3.17% and maturing between April 30, 2019 and November 24, 2023. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2019 and December 31, 2018 totaled $131,626,000 and $107,262,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2019 and December 31, 2018 were $9,322,000 and $8,340,000, respectively. There were no advances outstanding under this borrowing arrangement as of September 30, 2019 and December 31, 2018.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and nine-month periods ended September 30, 2019 and 2018.

12. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2019 and December 31, 2018. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$14,512	$14,512	$—	$—	$14,512
Federal funds sold	—	—	—	—	—
Interest-bearing deposits in banks	14,870	13,124	1,746	—	14,870
Available-for-sale securities	276,055	—	276,055	—	276,055
Held-to-maturity securities	256	—	275	—	275
FHLB stock	4,259	N/A	N/A	N/A	N/A
Net loans and leases	369,940	—	—	375,167	375,167
Accrued interest receivable	2,019	—	762	1,157	1,919

Financial liabilities:
Deposits:
Noninterest-bearing	$228,517	$228,517	$—	$—	$228,517
Savings	75,980	75,980	—	—	75,980
Money market	151,469	151,469	—	—	151,469
NOW accounts	70,712	70,712	—	—	70,712
Time Deposits	86,226	—	86,456	—	86,456
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10,500	—	10,802	—	10,802
Accrued interest payable	239	4	235	—	235

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$20,987	$20,987	$—	$—	$20,987
Federal funds sold	7,000	7,000			7,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	294,933	4,976	289,957	—	294,933
Held-to-maturity securities	292	—	306	—	306
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	318,516	—	—	315,235	315,235
Accrued interest receivable	1,959	—	1,044	915	1,959

Financial liabilities:
Deposits:
Noninterest-bearing	$214,745	$214,745	$—	$—	$214,745
Savings	72,522	72,522	—	—	72,522
Money market	145,831	145,831	—	—	145,831
Interest checking	69,489	69,489	—	—	69,489
Time Deposits	88,087	—	88,078	—	88,078
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10.500	—	10,733	—	10,733
Accrued interest payable	63	1	62	—	63

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
September 30, 2019
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Entities	$261,316	$—	$261,316	$—	$—
Obligations of states and political subdivisions	8,113	—	8,113	—	—
Corporate bonds	6,626	—	6,626	—	—
Total recurring	$276,055	$—	$276,055	$—	$—

Assets and liabilities measured on a nonrecurring basis:

Other real estate owned
Land	$957	$—	$—	$957	$—
Total nonrecurring	$957	$—	$—	$957	$—

At September 30, 2019, there were no impaired loans carried at fair value as the appraised value exceeded carrying value.

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2018
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Entities	$269,049	$—	$269,049	$—	$—
Corporate bonds	6,508	—	6,508
Obligations of states and political subdivisions	14,400	—	14,400	—	—
U.S. Treasury securities	4,976	4,976	—	—	—
Total recurring	$294,933	$4,976	$289,957	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$5,274	$—	$—	$5,274	$—

Other real estate owned Land	957	—	—	957	(4)
Total nonrecurring	$6,231	$—	$—	$6,231	$(4)

There were no significant transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2019 or the twelve months ended December 31, 2018.

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

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 was effective for interim and annual reporting periods beginning after December 15, 2018; early adoption was permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Based on evaluation of the Company’s current lease obligations, the Company has determined that the provisions of ASU No. 2016-02 resulted in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. The Company currently leases nine of its office leases under operating leases. The Company adopted ASU No. 2016-02 on January 1, 2019. The Company’s present value of future lease payments as of January 1, 2019 is $3,570,000, to be recorded as a right-of-use asset with an offsetting liability. Other than the just noted increase in assets and liabilities, the effects of adopting ASU No. 2016-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however, on October 16, 2019, the FASB approved its former tentative decision with respect to the effective date of implementing ASU No. 2016-13. Subject to the final ASU, which is expected in mid-November, the FASB approved the tentative decision to defer the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, to interim and annual reporting periods beginning after December 15, 2022; early adoption would still be permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, including if it will early adopt the standard, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, on a test basis, with the new CECL specific software during 2019 and 2020 and to disclose any material potential impact of this modeling once it becomes available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2018 and September 30, 2019 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2019 and 2018. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in this “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net interest income (GAAP)	$5,928	$5,257	$17,105	$15,114
Tax equivalent adjustment	49	45	148	159
Net interest income - tax equivalent adjusted (non-GAAP)	$5,977	$5,302	$17,253	$15,273

Average earning assets	$655,937	$611,743	$642,605	$607,299
Net interest margin (GAAP)	3.59%	3.41%	3.56%	3.33%
Net interest margin (non-GAAP)	3.62%	3.44%	3.59%	3.36%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net interest income (GAAP)	$5,928	$5,257	$17,105	$15,114
Tax equivalent adjustment	49	45	148	159
Net interest income – tax-equivalent adjusted (non-GAAP)	$5,977	$5,302	$17,253	$15,273
Noninterest income	417	377	1,249	1,129
Total income	6,394	5,555	18,502	16,402
Total noninterest expense	4,093	4,003	12,501	11,181
Efficiency ratio, fully tax-equivalent (non-GAAP)	64.01%	70.49%	67.57%	68.17%

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 104 full-time employees as of September 30, 2019.

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

Overview

The Company recorded net income of $1,571,000 for the quarter ended September 30, 2019, which was an increase of $418,000 compared to $1,153,000 reported for the same period of 2018. Diluted earnings per share for the third quarter of 2019 were $0.27 compared to $0.20 recorded in the third quarter of 2018. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2019 were 7.65% and 0.88%, respectively, as compared to 6.37% and 0.68%, respectively, for the same period in 2018.

Net income for the nine months ended September 30, 2019 and 2018 was $3,993,000 and $3,775,000, respectively, with diluted earnings per share of $0.68 in 2019 and $0.64 in 2018. For the first nine months of 2019, ROAE was 6.81% and ROAA was 0.77% compared to 6.95% and 0.74%, respectively, for the same period in 2018.

Total assets of the Company increased by $33,189,000 (4.8%) from $688,092,000 at December 31, 2018 to $721,281,000 at September 30, 2019. Net loans totaled $369,940,000 at September 30, 2019, an increase of $51,424,000 (16.1%) from $318,516,000 at December 31, 2018. Deposit balances at September 30, 2019 totaled $612,904,000, an increase of $22,230,000 (3.8%) from $590,674,000 at December 31, 2018.

The Company ended the third quarter of 2019 with a leverage capital ratio of 9.2%, a Tier 1 capital ratio of 15.4%, and a total risk-based capital ratio of 16.6% compared to 8.9%, 16.1%, and 17.3%, respectively, at December 31, 2018. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest income*	$6,604	$5,711	$19,111	$16,389
Interest expense	(627)	(409)	(1,858)	(1,116)
Net interest income*	5,977	5,302	17,253	15,273
Provision for loan and lease losses	(120)	(50)	(480)	(50)
Noninterest income	417	377	1,249	1,129
Noninterest expense	(4,093)	(4,003)	(12,501)	(11,181)
Provision for income taxes	(561)	(428)	(1,380)	(1,237)
Tax equivalent adjustment	(49)	(45)	(148)	(159)
Net income	$1,571	$1,153	$3,993	$3,775

Average total assets	$708,698	$673,959	$695,364	$680,056
Net income (annualized) as a percentage of average total assets	0.88%	0.68%	0.77%	0.74%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.62% for the three months ended September 30, 2019, 3.44% for the three months ended September 30, 2018, 3.59% for the nine months ended September 30, 2019 and 3.36% for the nine months ended September 30, 2018.

The fully taxable equivalent interest income component for the third quarter of 2019 increased $893,000 (15.6%) to $6,604,000 compared to $5,711,000 for the three months ended September 30, 2018. The increase in the fully taxable equivalent interest income for the third quarter of 2019 compared to the same period in 2018 is broken down by rate (up $227,000) and volume (up $666,000). The primary driver in this rate increase was an increase in the yield on loans which saw an increase from 4.71% in the third quarter of 2018 to 4.98% in the third quarter of 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The yield on earning assets increased from 3.70% during the third quarter of 2018 to 3.99% during the third quarter of 2019.

The volume increase of $666,000 was primarily from an increase in loans ($806,000) and interest bearing balances in banks ($68,000), partially offset by a decrease in investment balances ($208,000). Average loans balances increased $68,970,000, (or 22.7%), from $299,934,000 during the third quarter of 2018 to $368,160,000 during the third quarter of 2019; average interest bearing balances in banks increased $11,916,000, (or 682.5%), from $1,746,000 during the third quarter of 2018 to $13,662,000 during the third quarter of 2019; and the average investment balances decreased $11,589,000, (or 4.1%), from $285,704,000 during the third quarter of 2018 to $274,115,000 during the third quarter of 2019.

Total fully taxable equivalent interest income for the nine months ended September 30, 2019 increased $2,722,000 (16.6%) to $19,111,000 compared to $16,389,000 for the nine months ended September 30, 2018. The breakdown of the decrease in fully taxable equivalent interest income for the nine months ended September 30, 2019 over the same period in 2018 resulted from an increase in rate (up $1,304,000) and in volume (up $1,418,000). The primary driver in this rate increase was an increase in the yield on loans which increased from 4.70% in 2018 to 4.94% in 2019 and an increase in yields on the investment portfolio which increased from 2.58% in 2018 to 2.84% in 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The yield on earning assets increased from 3.61% during 2018 to 3.98% during 2019. The volume increase of $1,418,000 was primarily from an increase in loans ($1,600,000), and average interest bearing balances in banks ($97,000), partially offset by a decrease in investment balances ($14,000) and in Fed fund balances ($265,000). Average loans balances increased $45,767,000, (or 15.1%), from $303,951,000 during the first nine months of 2018 to $349,718,000 during the first nine months of 2019; the average interest bearing balances in banks increased $7,352,000, (or 421.6%), from $1,744,000 during the first nine months of 2018 to $9,096,000 during the first nine months of 2019; and average Fed fund balances decreased $19,908,000, (or 98.9%), from $20,139,000 during the first nine months of 2018 to $231,000 during the first nine months of 2019.

Interest expense was $218,000 (or 53.3%) higher in the third quarter of 2019 versus the prior year period, increasing from $409,000 to $627,000. The $218,000 increase in interest expense during the third quarter of 2019 compared to the third quarter of 2018 was due to higher rates (up $184,000) and higher volume (up $34,000). The increase in interest expense can be attributed to an increase in rates paid on deposit and borrowing balances during a higher interest rate environment. Rates paid on interest bearing liabilities increased 21 basis points from 0.43% to 0.64% for the third quarter of 2018 compared to the same period in 2019. The largest increase due to rates occurred in interest checking and money market accounts and in the time deposits. The rate paid on interest checking and money market accounts increased from 0.12% during the third quarter of 2018 to 0.29% during the third quarter of 2019 and accounted for $92,000 of the $184,000 increase attributed to rates. The rate paid on time deposit accounts increased from 1.42% during the third quarter of 2018 to 1.75% during the third quarter of 2019 and accounted for $72,000 of the $184,000 increase attributed to rates. The volume increase of $34,000 was attributed to an increase in average time deposit balances which increased from $77,411,000 during the third quarter of 2018 to $86,938,000 during the third quarter of 2018.

Interest expense was $742,000 (or 66.5%) higher in the nine-month period ended September 30, 2019 increasing from $1,116,000 in 2018 to $1,858,000 in 2019. The increase is related to rates (up $627,000) and volume (up $115,000). The largest increase due to rates occurred in interest checking and money market accounts and in the time deposits. The rate paid on interest checking and money market accounts increased from 0.12% during the first nine months of 2018 to 0.24% during the first nine months of 2019 and accounted for $183,000 of the $627,000 increase attributed to rates. The rate paid on time deposit accounts increased from 1.24% during the first nine months of 2018 to 1.78% during the first nine months of 2019 and accounted for $356,000 of the $627,000 increase attributed to rates. The volume increase of $115,000 was attributed to an increase in average time deposit balances which increased from $78,761,000 during the first nine months of 2018 to $87,655,000 during the first nine months of 2019 and accounted for $82,000 of the $115,000 increase and an increase in average other borrowings which increased from $15,544,000 during the first nine months of 2018 to $19,341,000 during the first nine months of 2019 and accounted for $42,000 of the $115,000 increase.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2019			2018
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$346,598	$4,397	5.03%	$286,261	$3,405	4.72%
Tax-exempt loans and leases (2)	21,562	224	4.12%	13,673	152	4.41%
Taxable investment securities	267,012	1,846	2.74%	270,014	1,902	2.79%
Tax-exempt investment securities (2)	7,103	66	3.69%	15,690	122	3.08%
Federal funds sold	—	—	—%	24,359	120	1.95%
Interest-bearing deposits in banks	13,662	71	2.06%	1,746	10	2.27%
Total earning assets	655,937	6,604	3.99%	611,743	5,711	3.70%
Cash & due from banks	17,215			26,272
Other assets	40,406			40,343
Allowance for loan & lease losses	(4,860)			(4,399)
Total average assets	$708,698			$673,959

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$211,930	155	0.29%	$212,872	63	0.12%
Savings	74,738	7	0.04%	72,580	6	0.03%
Time deposits	86,938	383	1.75%	77,411	277	1.42%
Other borrowings	15,614	82	2.08%	15,630	63	1.60%
Total interest bearing liabilities	389,220	627	0.64%	378,493	409	0.43%
Noninterest bearing demand deposits	227,644			216,732
Other liabilities	10,368			6,887
Total liabilities	627,232			602,112
Shareholders’ equity	81,466			71,847
Total average liabilities and shareholders’ equity	$708,698			$673,959
Net interest income & margin (3)		$5,977	3.62%		$5,302	3.44%

(1)	Loan interest includes loan fees of $18,000 and $100,000, respectively, during the three months ended September 30, 2019 and September 30, 2018. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (365 days).

Nine Months Ended September 30,	2019			2018
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$330,312	$12,329	4.99%	$290,142	$10,216	4.71%
Tax-exempt loans and leases (2)	19,406	604	4.16%	13,809	458	4.43%
Taxable investment securities	272,738	5,756	2.82%	261,482	4,930	2.52%
Tax-exempt investment securities (2)	10,822	266	3.29%	19,983	494	3.31%
Federal funds sold	231	5	2.89%	20,139	268	1.78%
Interest-bearing deposits in banks	9,096	151	2.22%	1,744	23	1.76%
Total earning assets	642,605	19,111	3.98%	607,299	16,389	3.61%
Cash & due from banks	16,356			37,537
Other assets	41,048			39,678
Allowance for loan & lease losses	(4,645)			(4,458)
Total average assets	$695,364			$680,056

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$208,607	369	0.24%	$219,797	196	0.12%
Savings	73,596	21	0.04%	70,785	19	0.04%
Time deposits	87,655	1,168	1.78%	78,761	730	1.24%
Other borrowings	19,341	300	2.07%	15,544	171	1.47%
Total interest-bearing liabilities	389,199	1,858	0.64%	384,887	1,116	0.39%
Noninterest-bearing demand deposits	217,760			215,537
Other liabilities	10,019			7,013
Total liabilities	616,978			607,437
Shareholders’ equity	78,386			72,619
Total average liabilities and shareholders’ equity	$695,364			$680,056
Net interest income & margin (3)		$17,253	3.59%		$15,273	3.36%

(1)	Loan interest includes loan fees of $194,000 and $474,000, respectively, during the nine months ended September 30, 2019 and September 30, 2018. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (273 days) and annualized to actual days in the year (365 days).
34

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended September 30, 2019 over 2018 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$718	$274	$992
Tax-exempt loans and leases (2)	88	(16)	72
Taxable investment securities	(21)	(35)	(56)
Tax exempt investment securities (3)	(67)	11	(56)
Federal funds sold	(120)	—	(120)
Interest-bearing deposits in banks	68	(7)	61
Total	666	227	893
Interest-bearing liabilities:
Interest checking and money market	—	92	92
Savings deposits	—	1	1
Time deposits	34	72	106
Other borrowings	—	19	19
Total	34	184	218
Interest differential	$632	$43	$675

Nine Months Ended September 30, 2019 over 2018 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$1,414	$699	$2,113
Tax-exempt loans and leases (2)	186	(40)	146
Taxable investment securities	212	614	826
Tax exempt investment securities (3)	(226)	(2)	(228)
Federal funds sold	(265)	2	(263)
Interest-bearing deposits in banks	97	31	128
Total	1,418	1,304	2,722
Interest-bearing liabilities:
Interest checking and money market	(10)	183	173
Savings deposits	1	1	2
Time deposits	82	356	438
Other borrowings	42	87	129
Total	115	627	742
Interest differential	$1,303	$677	$1,980

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $18,000 and $100,000, respectively, during the three months ended September 30, 2019 and September 30, 2018, and loan fees of $194,000 and $474,000, respectively, during the nine months ended September 30, 2019 and September 30, 2018, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2019 and 2018.
(4)	The rate/volume variance has been included in the rate variance.
35

Provision for Loan and Lease Losses

The Company added $120,000 to the provision for loan and lease losses for the third quarter of 2019 compared to $50,000 in the third quarter of 2018. The Company experienced net loan and lease recoveries of $72,000 or 0.08% (on an annualized basis) of average loans and leases for the three months ended September 30, 2019 compared to net loan and lease losses of ($210,000) or 0.28% (on an annualized basis) of average loans and leases for the three months ended September 30, 2018. As a result of the loan growth in 2019, the Company added $480,000 to the allowance for loan and lease losses during the first nine months of 2019. This compares to additions of $50,000 to the allowance for loan and lease losses during the first nine months of 2018. Net loan and lease recoveries were $81,000 (0.03%) (on an annualized basis) of average loans and leases outstanding in 2019 and net loan and lease losses of ($196,000) or 0.09% (on an annualized basis) of average loans and leases outstanding in 2018. The Company continues to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated:

Table Four: Components of Noninterest Income

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service charges on deposit accounts	$149	$119	$409	$352
Gain on sale of securities	9	8	74	19
Merchant fee income	105	105	294	324
Bank owned life insurance	83	77	248	228
Other	71	68	224	206
Total noninterest income	$417	$377	$1,249	$1,129

Noninterest income increased $40,000 (10.6%) to $417,000 for the three months ended September 30, 2019 compared to $377,000 during the three months ended September 30, 2018. The increase from the third quarter of 2018 to the third quarter of 2019 was primarily related to an increase in service charges on deposit accounts which increased $30,000 from $119,000 in 2018 to $149,000 in 2019.

Noninterest income increased $120,000 (or 10.6%) from $1,129,000 during the first nine months of 2019 to $1,249,000 during the first nine months of 2018. The increase from the first nine months of 2018 compared to the same period in 2019 was primarily related to an increase in gain on sale of securities (up $55,000 or 289.5%) resulting in income of $19,000 in the first nine months of 2018 compared to $74,000 for the first nine months of 2019 and an increase in service charges on deposit accounts which increased $57,000 (16.2%) from $352,000 in 2018 to $409,000 in 2019.

Noninterest Expense

Noninterest expense increased $90,000 (2.2%) from $4,003,000 in the third quarter of 2018 to $4,093,000 in the third quarter of 2019. Salary and employee benefits expense increased $347,000 (13.6%) from $2,551,000 during the third quarter of 2018 to $2,898,000 during the third quarter of 2019. The increase in salaries and benefits expense resulted from filling some vacant positions, normal cost of living increases and promotions and higher incentive accruals as a result of the increased loan activity. Average full-time equivalent employees was 101 during the third quarter of 2019 compared to 100 during the third quarter of 2018. Occupancy expense decreased $11,000 (4.1%) and furniture and equipment expense decreased $21,000 (14.9%) from the third quarter of 2018 to the third quarter of 2019. FDIC assessments decreased $99,000 (190.4%) from the third quarter of 2018 to the third quarter of 2019. OREO related expenses decreased $3,000 (30.0%) during the third quarter of 2019 compared to the third quarter of 2018. Other expenses decreased $123,000 (12.5%) to $859,000 in the third quarter of 2019 compared to $982,000 in the third quarter of 2018. The decreased FDIC assessments result from the FDIC insurance fund reaching the target of 1.38% and the Company being able to use the Small Bank Assessment Credits, awarded to banks like American River Bank, which essentially gave banks a credit for the assessments paid for the second quarter of 2019 and allowed them to forgo the assessment expense for the third quarter of 2019. The most significant decrease in other expenses relates to lower advertising and business development expenses which decreased $62,000 (43.1%) from $144,000 in the third quarter of 2018 to $82,000 during the third quarter of 2019 and relates to the Company better analyzing its business development opportunities which allowed the Company to more precisely target its marketing expenses. Telephone expense also decreased $47,000 (42.0%) from $112,000 in the third quarter of 2018 to $65,000 during the third quarter of 2019 and relates to the Company converted to a more cost-effective telephone system. The fully taxable equivalent efficiency ratio for the third quarter of 2019 decreased to 64.0% from 70.5% for the third quarter of 2018.

Noninterest expense for the nine-month period ended September 30, 2019 was $12,501,000 compared to $11,181,000 for the same period in 2018 for an increase of $1,320,000 (11.8%). Salaries and employee benefits expense increased $1,149,000 (15.8%) from $7,274,000 for the nine months ended September 30, 2018 to $8,423,000 for the same period in 2019. The increase in salaries and benefits expense resulted from filling some vacant positions, hiring additional relationship managers, replacing the Chief Credit Officer in May 2018, higher incentive accruals for the loan production team, and normal cost of living increases and promotions. Average full-time equivalent employees was 102 during 2019 compared to 96 during 2018. Occupancy expense decreased $23,000 (2.9%) and furniture and equipment expense decreased $15,000 (3.6%). FDIC assessments decreased $110,000 (69.6%). OREO related expenses increased $3,000 (25.0%) during 2018 to $15,000, from $12,000 in 2018. Other expenses increased $316,000 (12.5%) from $2,531,000 for the nine months ended September 30, 2018 to $2,847,000 for the same period in 2019. The decreased FDIC assessments result from the FDIC insurance fund reaching the target of 1.38% and the Company being able to use the Small Bank Assessment Credits. There were numerous line items that make up the $316,000 increase in other expenses including advertising and business development (increased $96,000), correspondent bank charges (increased $201,000), and professional fees (increased $72,000).

The overhead efficiency ratio (fully taxable equivalent) for the first nine months of 2019 was 67.6% as compared to 68.2% in the same period of 2018.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2019 increased $133,000 (31.1%) from $428,000 in the third quarter of 2018 to $561,000 in the third quarter of 2019. The combined federal and state effective tax rate for the quarter ended September 30, 2019 was 26.3%, compared to 27.1% for the third quarter of 2018. The effective tax rate decreased during this period despite the higher level of taxable income as the Company benefitted from a higher level of tax exempt loans during the third quarter of 2019 as compared to the third quarter of 2018. Average tax exempt loans were $13,673,000 during the third quarter of 2018 compared to $20,486,000 during the third quarter of 2019. Federal and state income taxes increased $143,000 (11.6%) from $1,237,000 in the nine months ended September 30, 2018 to $1,380,000 for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the combined federal and state effective tax rate was 25.7% compared to 24.7% for the nine months ended September 30, 2018.

The higher effective tax rate in 2019 compared to 2018 is related to the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. In the first nine months of 2018, the Company recognized a $135,000 tax credit under ASU 2016-09 and in the first nine months of 2019 the Company recognized a $32,000 tax credit under ASU 2016-09. There were $3,000 and $2,000 in tax credits recognized under ASU 2016-09 and in the three months ended September 30, 2019 and September 30, 2018, respectively.

Balance Sheet Analysis

The Company’s total assets were $721,281,000 at September 30, 2019 compared to $688,092,000 at December 31, 2018, representing an increase of $33,189,000 (4.8%). The average assets for the three months ended September 30, 2019 were $708,698,000, which represents an increase of $34,739,000 (5.2%) from the average balance of $673,959,000 during the three-month period ended September 30, 2018. The average assets for the nine months ended September 30, 2019 were $695,364,000, which represents an increase of $15,308,000 (2.3%) from the average balance of $680,056,000 during the nine-month period ended September 30, 2018.

Federal Funds

The balance held in correspondent banks classified as Federal funds at September 30, 2019, was zero compared to $7,000,000 at December 31, 2018. The primary reason for the decrease in Federal funds since December 31, 2018 is directly related to the increase in loan balances during the same period.

Investment Securities

Table Five below summarizes the values of the Company’s investment securities held on September 30, 2019 and December 31, 2018.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	September 30, 2019	December 31, 2018
Debt securities:
U.S. Government Agencies and Sponsored Entities	$261,316	$269,049
Obligations of states and political subdivisions	8,113	14,400
Corporate bonds	6,626	6,508
U.S. Treasury bonds	—	4,976
Total available-for-sale investment securities	$276,055	$294,933

Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Entities	$256	$292
Total held-to-maturity investment securities	$256	$292

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

Net unrealized gains on available-for-sale investment securities totaling $4,111,000 were recorded, net of $1,215,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2019 and net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2018.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $106.2 million in new loans during the first nine months of 2019. This production was partially offset by pay downs and payoffs, but resulted in an overall increase in net loans and leases of $51,424,000 (16.1%) from December 31, 2018.

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

Table Six below summarizes the composition of the loan portfolio as of September 30, 2019 and December 31, 2018.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2019		December 31, 2018		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$41,079	11%	$29,650	9%	$11,429	38.6%
Real estate
Commercial	202,714	54%	199,894	62%	2,820	1.4%
Multi-family	57,221	15%	56,139	18%	1,082	1.9%
Construction	13,657	4%	5,685	2%	7,972	140.2%
Residential	28,978	8%	16,338	5%	12,640	77.4%
Lease financing receivable	—	—%	32	—%	(32)	(100.0%)
Agriculture	6,570	2%	4,419	1%	2,151	48.7%
Consumer	24,674	6%	10,714	3%	13,960	130.3%
Total loans and leases	374,893	100%	322,871	100%	52,022	16.1%
Deferred loan fees and costs, net	—		37		(37)
Allowance for loan and lease losses	(4,953)		(4,392)		(461)
Total net loans and leases	$369,940		$318,516		$51,424	16.1%

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 81% of the Company’s loan and lease portfolio at September 30, 2019 and 86% as of December 31, 2018. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of September 30, 2019, outstanding unimproved residential land commitments were $5,803,000 (or just 1.5% of the total real estate loans). Of the $5,803,000, $2,025,000, or 35%, was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

Management places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely. The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled zero and $27,000 at September 30, 2019 and December 31, 2018, respectively. The $27,000 in nonperforming loans and leases at December 31, 2018 was comprised of one commercial loan relationship with two loans totaling $27,000, both of which were current to terms. Because these loans were current and had shown a pattern of consistent, timely payments, the loans were upgraded to accrual status during the second quarter of 2019.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2019. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2019 and December 31, 2018.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)
	September 30, 2019	December 31, 2018
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	27
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Total nonperforming loans	$—	$27

There were no loans that were considered past due between 30 and 89 days at September 30, 2019 or December 31, 2018.

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

At September 30, 2019, the recorded investment in loans and leases that were considered to be impaired totaled $7,662,000, all of which were considered performing loans and leases. Of the total impaired loans of $7,662,000, loans totaling $5,879,000 were deemed to require no specific reserve and loans totaling $1,783,000 were deemed to require a related valuation allowance of $82,000. At December 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $8,702,000. Of the total impaired loans of $8,702,000, loans totaling $5,968,000 were deemed to require no specific reserve and loans totaling $2,734,000 were deemed to require a related valuation allowance of $185,000.

Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary.  In the third quarter of 2019, the Company had net loan recoveries of $71,000 with $120,000 in provisions for loan and lease losses. Despite the Company’s continued improvement in the credit quality of the loan and lease portfolio, due to the net growth in the loans outstanding during 2019, management believes the $120,000 addition to the provision for loan and lease losses was warranted. In the third quarter of 2018, the Company had net loan losses of $210,000 and a provision of $50,000.

During the quarters ended September 30, 2019 and September 30, 2018, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and nine-month periods ended September 30, 2019.

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and nine-month periods ended September 30, 2018. At September 30, 2019 and December 31, 2018 there were no unfunded commitments on those loans considered troubled debt restructures.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average loans and leases outstanding	$368,160	$299,934	$349,718	$303,951

Allowance for loan and lease losses at beginning of period	$4,761	$4,492	$4,392	$4,478

Loans and leases charged off:
Commercial	—	(213)	—	(213)
Real estate	—	—	—	—
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	—	(213)	—	(213)
Recoveries of loans and leases previously charged off:
Commercial	2	1	5	10
Real estate	2	2	8	6
Lease financing receivable	—	—	—	1
Agriculture	—	—	—	—
Consumer	68	—	68	—
Total	72	3	81	17
Net loans and leases recovered (charged off)	72	(210)	81	(196)
Additions to allowance charged to operating expenses	120	50	480	50
Allowance for loan and lease losses at end of period	$4,953	$4,332	$4,953	$4,332
Ratio of net (recoveries) charge-offs to average loans and leases outstanding (annualized)	-0.08%	0.28%	-0.03%	0.09%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.13%	0.07%	0.18%	0.02%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.32%	1.38%	1.32%	1.38%

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

The ALLL totaled $4,953,000 or 1.32% of total loans and leases at September 30, 2019 compared to $4,392,000 or 1.38% of total loans and leases at December 31, 2018. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of impaired loans and leases was 64.6% at September 30, 2019 and 50.5% at December 31, 2018. Of the total nonperforming and impaired loans and leases outstanding as of September 30, 2019, there were $801,000 in loans or leases that had been reduced by partial charge-offs of $294,000.

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

Other Real Estate Owned

At September 30, 2019 and December 31, 2018, the Company had one other real estate owned (“OREO”) property totaling $957,000. During 2019, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at September 30, 2019 nor at year-end 2018. The Company believes that the OREO property owned at September 30, 2019 was carried approximately at fair value.

Deposits

At September 30, 2019, total deposits were $612,904,000 representing a $22,230,000 (3.8%) increase from the December 31, 2018 balance of $590,674,000. The Company’s deposit growth plan for 2019 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group while at the same time retaining our high-valued deposit relationships. The Company’s balances in interest-bearing checking, savings, and time, in total, remained relatively unchanged from December 31, 2018, however, noninterest-bearing checking increased $13,772,000 (6.4%) and money market accounts increased $5,638,000 (3.9%).

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2019 and December 31, 2018, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	September 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$5,000	1.31%	$5,000	1.32%
Long-term borrowings:
FHLB advances	$10,500	2.48%	$10,500	2.02%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2019 and 2018 was $16,000,000 and $6,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$5,000	$10,500
Maturity	2020	2021 to 2023
Weighted average rates	1.31%	2.48%

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under current capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Table Ten below lists the Company’s and American River Bank’s capital ratios at September 30, 2019 and December 31, 2018 as well as the minimum regulatory requirements.

Table Ten: Capital Ratios
			Minimum Regulatory Capital
	September 30,	December 31,	Requirements
	2019	2018	2019	2018
American River Bankshares
Leverage Ratio	9.2%	8.9%	N/A	N/A
Tier 1 Risk-Based Capital	15.4%	16.1%	N/A	N/A
Total Risk-Based Capital	16.6%	17.3%	N/A	N/A

American River Bank
Leverage Ratio	9.3%	9.0%	6.5%	5.9%
Common Equity Tier 1 Risk-Based Capital	15.6%	16.2%	7.0%	6.4%
Tier 1 Risk-Based Capital	15.6%	16.2%	8.5%	7.9%
Total Risk-Based Capital	16.7%	17.4%	10.5%	9.9%
44

At September 30, 2019, shareholders’ equity was $82,849,000, representing an increase of $8,128,000 (10.9%) from $74,721,000 at December 31, 2018. The increase results from net income for the period ($3,993,000), stock based compensation ($363,000), and the increase from other comprehensive income ($4,772,000), exceeding the payment of cash dividends ($1,000,000).

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements, are adequate to meet future needs, and whether to raise additional capital or return capital to shareholders. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2019 and December 31, 2018.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more ($3 Billion or more effective August 30, 2018) and banks like American River Bank must comply with new minimum capital ratio requirements, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

On January 24, 2018, the Company approved and authorized a 5% stock repurchase program for 2018 (the “2018 Program”). See Part II, Item 2, for additional disclosure regarding the 2018 Program. In addition, on February 13, 2019 and May 15, 2019, the Company paid cash dividends of $0.05 per common share to shareholders of record on January 30, 2019 and May 1, 2019, respectively, and on August 14, 2019 the Company paid cash dividends of $0.07 per common share to shareholders of record on July 31, 2019. These 2019 quarterly cash dividends follow four quarterly cash dividends, totaling $0.20 per share, paid in 2018.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2019 and 2018.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2019 were approximately $37,117,000 and $300,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2019, consolidated liquid assets totaled $152.0 million or 21.1% of total assets compared to $226.5 million or 32.9% of total assets on December 31, 2018. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2019, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2019, the Bank could have arranged for up to $147,126,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2019, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $131,626,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2019, the Bank’s borrowing capacity at the Federal Reserve Bank was $9,322,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2019 and December 31, 2018, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $37,417,000 and $34,637,000 at September 30, 2019 and December 31, 2018, respectively. As a percentage of net loans and leases these off-balance sheet items represent 10.1% and 10.9%, respectively. See also, Note 3 to the unaudited consolidated financial statements included herein for additional information about the Company’s off-balance sheet items. The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2019
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$391	$1,234
+200bp	$742	$2,256
-100bp	$(342)	$(1,513)
-200bp	$(824)	$(3,900)

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one-year and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet. After a review of the model results as of September 30, 2019, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares during 2018 or the first nine months of 2019 and does not currently have a stock repurchase program in place.

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

AMERICAN RIVER BANKSHARES

November 7, 2019	By:	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 7, 2019	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
50