Form 10-K
period 2019-12-31
AMERICAN RIVER BANKSHARES
filed 2020-02-21
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $64,593,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 20, 2020, the registrant’s no par value Common Stock totaled 5,918,375 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2020 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2019

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	Current and future legislation and regulation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan and lease losses;
•	potential expenses associated with resolving nonperforming assets;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	inadequate internal controls over financial reporting or disclosure controls and procedures;
•	changes in accounting policies and practices and the effects of adopting ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”);
•	potential declines in fee and other noninterest income earned associated with economic factors;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), pandemic disease and viruses, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation and other legal developments;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.
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

During 2019, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

At December 31, 2019, the Company had consolidated assets of $720 million, net loans of $394 million, deposits of $605 million and shareholders’ equity of $83 million.

General

The Company is a regional bank holding company headquartered in Sacramento County, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2019, these sources comprised 68.6%, 31.4%, and 0.0%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2019 and December 31, 2018, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based on the most recent information made available by the FDIC through June 30, 2019, American River Bank competes with approximately 31 other banking or savings institutions in Sacramento County, 25 in Placer County, 19 in Sonoma County and 6 in Amador County, in which American River Bank’s market share of FDIC insured deposits was approximately 0.94% in the service areas of Sacramento County, 0.41% in Placer County, 0.51% in Sonoma County, and 15.08% in Amador County.

Employees

At December 31, 2019, the Company and its subsidiaries employed 102 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

Competitive Data

At June 30, 2019, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 168 offices in the cities of Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its five Sacramento area offices, 58 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its two Sonoma County offices, and three offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its three Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is neither authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2019, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,323,000 on an unsecured basis and $22,205,000 on a fully secured basis based on capital and allowable reserves of $88,818,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2019, there were 212 operating commercial and savings bank offices in Sacramento County with total deposits of $37,312,467,000. This was an increase of $2,216,156,000 compared to the June 30, 2018 balances. American River Bank held a total of $348,877,000 in deposits, representing approximately 0.94% of total commercial and savings banks deposits in Sacramento County as of June 30, 2019.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2019, there were 94 operating commercial and savings bank offices in Placer County with total deposits of $10,956,527,000. This was a decrease of $257,823,000 compared to the June 30, 2018 balances. American River Bank held a total of $44,847,000 in deposits, representing approximately 0.41% of total commercial and savings banks deposits in Placer County as of June 30, 2019.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2019, there were 119 operating commercial and savings bank offices in Sonoma County with total deposits of $14,562,757,000. This was a decrease of $229,860,000 compared to the June 30, 2018 balances. American River Bank held a total of $73,908,000 in deposits, representing approximately 0.51% of total commercial and savings banks deposits in Sonoma County as of June 30, 2019.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2019, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $753,635,000. This was a decrease of $20,806,000 compared to the June 30, 2018 balances. American River Bank held a total of $113,624,000 in deposits, representing approximately 15.08% of total commercial and savings bank deposits in Amador County as of June 30, 2019.

Supervision and Regulation

General

American River Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any acquisition is also subject to applicable California and other provisions of federal law.

The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, filing annual, quarterly and other current reports with the SEC.

The Company and any of its subsidiaries are deemed to be “affiliates” within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by American River Bank to affiliates, (b) on investments by American River Bank in affiliates’ stock as collateral for loans to any borrower, and (c) other transactions between any bank subsidiary and the Company. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. While the new capital rules set higher regulatory capital standards, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the minimum requirements. The implementation of the capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Management believes that American River Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, based upon its capital position at December 31, 2019.

In accordance with the Dodd-Frank Act and long-standing Federal Reserve policy, the Company must act as a source of financial and managerial strength to American River Bank. Under this policy, the Company must commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company could be required to guarantee the capital plan of American River Bank if it becomes undercapitalized for purposes of banking regulations, as described below. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank Holding Company Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories now incorporate the newly adopted common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged). The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case institutions may no longer be deemed to be well-capitalized and may therefore be subject to certain restrictions such as taking brokered deposits or limitations on growth.

Additional Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards.

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

Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. In its most recent exam for CRA compliance, American River Bank received a “satisfactory” rating.

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

American River Bank is a legal entity that is separate and distinct from its holding company. The Company relies on dividends received from American River Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by American River Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. Capital rules may restrict dividends by American River Bank if the additional capital conservation buffer is not achieved.

The ability of American River Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Commissioner, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. Consultation with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital is generally advisable in all circumstances and is required if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies that are experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, whether through acquisitions or through organic growth and new activities, generally also must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Bank holding company that are not well capitalized or well managed, or that are subject to any unresolved supervisory issues, must provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

FDIC Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (“DIF”) up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. The FDIC is an independent federal agency that insures deposits through the DIF up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the “DRR”, calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) small banks, like American River Bank (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. As a result of the reserve ratio reaching 1.38%, American River Bank was awarded an assessment of $166,543 of which $95,287 was used in 2019.

The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Impact of Certain Legislation and Regulation

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

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Under the Economic Growth, Regulatory Reform and Consumer Protection Act, which was signed into law by President Trump in 2018, depository institutions and their holding companies with less than $10 billion in assets are now excluded from the prohibitions of the Volcker Rule. Accordingly, institutions under $10 billion, such as American River Bank may, so long as consistent with general safety and soundness concerns, engage in proprietary trading and in making investments in covered funds so long as it that has (i) $10 billion or less than assets and (ii) trading assets of 5% or less. American River Bank does not currently engage in proprietary trading or have any investments in covered funds.

Change in Bank Control Act. Subject to various exceptions, the Bank Holding Company Act (“BHC Act”) and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of control of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company. The California Financial Code has similar regulations applicable to acquisition of securities of a California-chartered bank holding company and bank, such as the Company and American River Bank.

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

Fair and Accurate Credit Transactions Act. Under the Fair and Accurate Credit Transactions Act financial institutions and other creditors are required to develop and implement a written identity theft prevention program. The program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft in connection with certain new and existing covered accounts. Covered accounts are defined as (i) an account primarily for personal, family, or household purposes (i.e., consumer accounts), or (ii) any other account for which there is a reasonably foreseeable risk to customers or the safety and soundness of the financial institution or creditor from identity theft. The program must be appropriate to the size and complexity of the financial institution or creditor and the nature and scope of its activities and should be designed to:

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish revised minimum leverage and risk-based capital requirements for banks and bank holding companies. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.
13

•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
•	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 Billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.
•	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. The FDIC has proposed further changes to the deposit insurance assessments applicable to small insured depository institutions with assets less than $10 Billion and additional DIF recapitalization obligations for insured depository institutions with more than $10 Billion in assets. See the discussion of these changes in “Supervision and Regulation - FDIC Insurance.”
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks, like us, that, together with their affiliates, have assets of less than $10 Billion.
•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.

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

Cybersecurity and Data Privacy

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements, including in California with the adoption of the California Consumer Privacy Act. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located. Failure to comply with the applicable requirements of these laws and failure to protect our customers information could result in enforcement actions and litigation against us, any of which could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and in Northern California, in particular. If the U.S. or California economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained or impeded. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is always a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth and affect our business and the businesses of our customers.

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

At December 31, 2019, we had no nonperforming loans and leases. At December 31, 2019, our nonperforming assets (which include foreclosed real estate and other repossessed assets) to total assets had decreased to 0.19%. While these nonperforming loans and leases and nonperforming assets have decreased since 2008, there is no guarantee that these levels will continue into the future, which could adversely affect our results of operations, financial condition and stock price.

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

At December 31, 2019, $323.8 million, or 81.0% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $214.6 million, or 66.3%, consisted of commercial real estate, $23.2 million, or 7.2% consisted of commercial and residential construction loans (including land acquisition and development loans) and $86.0 million, or 26.5%, consisted of residential mortgages and residential multi-family real estate. The majority of our real property collateral is located in our operating markets in Northern California. If there is a substantial decline in commercial and residential real estate values in our primary operating markets as a result of any deterioration in economic conditions or other events including natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

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

As of December 31, 2019, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $4.9 million and $7.3 million, respectively. At such date, our commercial real estate loans amounted to $214.6 million, or 53.8% of our total loan and lease portfolio, and our commercial business loans amounted to $43.0 million, or 10.8% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act also established the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve Board (FRB), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Failure to comply with the Dodd-Frank Act and any other federal, state and local governmental regulation could also result in financial penalties and regulatory enforcement actions which could limit or restrict our ability to conduct our operations, require us to raise capital, increase our compliance costs and expose us to reputational risk.

In addition, new proposals for legislation continue to be introduced in the U.S. Congress and in California that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

•	Governmental fiscal and monetary policies may affect our business and are beyond our control.

The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond our control. We are particularly affected by the policies established by the Federal Reserve Board in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Federal Reserve Board can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material adverse effect on our business. Any deterioration of economic conditions could result in further intervention and legislation beyond our control. Such deterioration could also limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

•	The Bank faces strong competition from banks, financial service companies and other companies that offer banking services, which could adversely affect our business.

Increased competition in our market areas may result in reduced loans and deposits or the rates charged or paid on these instruments and adversely affect our net interest margin. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services compared to those that are offered by the Bank. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we do and are thereby better able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, as well as the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, we may be unable to maintain our historical levels of loans and leases and deposits or our net interest margin, which would have a material adverse effect on our business and financial condition.

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

•	Cybersecurity or datasecurity breaches and failures or other technological difficulties could adversely affect us.

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security, including as a result of cybersecurity breach.  The FDIC cited cybersecurity as a critical challenge facing the financial services industry and stated that the frequency and sophistication of cyber-attacks are increasing. If our information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result. In addition, we could become subject to governmental enforcement actions and litigation (including private party litigation) in the event we experience a data privacy breach or we fail to comply with federal and state data privacy requirements (including the California Consumer Privacy Act) relating to information on our customers and others with whom we do business, the results of which could have a material adverse effect on our business, financial condition, reputation and results of operations.

•	Our controls over financial reporting and related governance procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, certainty that the objectives of the system will be met. Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business.

•	We may not be successful in raising additional capital needed in the future.

If additional capital is needed in the future as a result of losses, our business strategy (including any acquisitions we may make) or regulatory requirements, our efforts to raise such additional capital may be unsuccessful or shares sold in the future may be sold at prices or on terms that are not equal to or better than the current market price.  The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategies.

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

FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Bank failures increased significantly during the economic downturn causing the FDIC to take control of failed institutions and guarantee payment from the DIF up to the insured limit for deposits held at such failed institutions. Any deterioration of economic conditions may cause losses which require premium increases to replenish the DIF.

•	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2019, we did not recognize any securities as other than temporarily impaired.  Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2019, we held stock in the FHLB totaling $4.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. To date, we have not recognized any impairment charges related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

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

•	We are dependent upon relationships with various third parties with respect to the operations of American River Bank, and our relationships with such third parties, some of which are material to us, could adversely affect our business.

The Bank has entered into numerous arrangements with third parties with respect to the operations of its business. Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank. To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business. In addition, if any of our counterparties is unable to or otherwise does not fulfill (or does not timely fulfill) its obligations to us for any reason (including, but not limited to, bankruptcy, computer or other technological interruptions or failures, personnel loss, negative regulatory actions, or acts of God) or engages in fraud or other misconduct during the course of such relationship, we may need to seek alternative third party service providers, or discontinue certain products or programs in their entirety. We may experience situations where we could be held directly or indirectly responsible, or were otherwise subject to liability, for the inability of our third party service providers to perform services for our customers on a timely basis or at all or for actions of third parties undertaken on behalf of the Bank or otherwise in connection with the Bank’s arrangement with such third parties. Any such responsibility or liability in the future may have a material adverse effect on our business, including the operations of the Bank and its divisions, and financial results.

•	Adherence to our internal policies and procedures by our employees is critical to our performance and how we are perceived by our regulators.

Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. Any deviation or non-adherence to these internal policies and procedures, whether intentional or unintentional, could have a material adverse effect on our management, operations or financial condition.

•	Existing insurance policies may not adequately protect us and our subsidiaries.

Fidelity, business interruption, cybersecurity, and property insurance policies are in place with respect to our operations. Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain due to deductible limits, policy limits, coverage limits, or other factors. We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits, increase the deductibles or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount.

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

•	Our reputation and financial condition may be harmed by system failures, computer viruses and other technological interruptions to our operations.

We rely heavily upon information systems and other operating technologies to efficiently operate and manage our business, including to process transactions through the Internet. Were there to be a failure or a significant impairment in the operation of any of such systems, we may need to develop alternative processes, including to comply with customer safeguard protocols, during which time revenues and profitability may be lower, and there can be no assurance that we could develop or find such an alternative on terms acceptable to us or at all. Any such disruption in the information systems and other operating technologies utilized by the Bank including due to infiltration by hackers or other intruders, could also result in negative publicity and have a material adverse effect on our financial condition and results of operations.

•	We may incur losses due to fraudulent and negligent acts, as well as errors, by third parties or our employees.

We may incur losses due to fraudulent or negligent acts, misconduct or errors on the part of third parties with which we do business, our employees and individuals and entities unaffiliated with us, including unauthorized wire and automated clearinghouse transactions, the theft of customer data, customer fraud concerning the value of any relevant collateral, identity theft, the counterfeiting of cards and “skimming” (whereby a skimmer reads a debit card’s encoded mag stripe and a camera records the PIN that is entered by a customer). Additionally, our employees could hide unauthorized activities from us, engage in improper or unauthorized activities on behalf of our customers, or improperly use confidential information. There can be no assurances that the Bank’s program to monitor fraud and other activities will be able to detect all instances of such conduct or that, even if such conduct is detected, we, the Bank, our customers or the third parties with which we do business, including the ATM networks in which the Bank participates, will not be the victims of such activities. Even a single significant instance of fraud, misconduct or other error could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or their customers to cease doing business with us or them, or could lead to greater regulation that would increase our compliance costs. Such activities could also result in the imposition of regulatory sanctions, including significant monetary fines, and civil claims which could adversely affect our business, operating results and financial condition.

•	Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador or any future acquisitions we could make becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2019, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The regulatory capital rules became effective as applied to American River Bank on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for many of the changes.  The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could materially adversely affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

•	The FASB has recently issued an accounting standard update that will result in a significant change in how we provide for credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for the fiscal year beginning January 1, 2023 and for interim periods thereafter. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The one-time cumulative effect adjustment to allowance for loan and lease losses will be offset by a charge to retained earnings and therefore reduce equity capital. We have not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

•	The effects of terrorism and other events beyond our control, including natural disasters and pandemic disease or viruses, may adversely affect our customers and our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the military conflicts in the Middle East, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic instability and governmental actions in response, natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences, disruption of power and energy supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences including pandemic disease or viruses, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase nonperforming loans and the amounts reserved for loan and lease losses, or cause significant declines in our level of deposits.

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

Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 5,898,878 shares were issued and outstanding at December 31, 2019. Pursuant to the Company’s 2010 Equity Incentive Plan, at December 31, 2019, employees and directors of the Company had outstanding options to purchase 29,958 shares of common stock. As of December 31, 2019, 1,269,229 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions. Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets or in connection with any acquisitions we may make.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of outstanding equity awards under our 2010 Equity Incentive Plan (or any future equity incentive plans we may adopt), could be substantially dilutive to shareholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above in the forward-looking statement discussion in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Cautionary Statements Regarding Forward-Looking Statements” and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

▪	actual or anticipated quarterly fluctuations in our operating results and financial condition;
▪	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;
▪	failure to meet analysts’ revenue or earnings estimates;
27

▪	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
▪	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
▪	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;
▪	fluctuations in the stock price and operating results of our competitors;
▪	future sales of our equity, equity-related or debt securities;
▪	changes in the frequency or amount of dividends or share repurchases;
▪	proposed or adopted regulatory changes or developments;
▪	anticipated or pending investigations, proceedings, or litigation that involves or affects us;
▪	trading activities in our common stock, including short-selling;
▪	domestic and international economic factors unrelated to our performance; and
▪	general U.S. and international market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for our shareholders.

•	We may be unable or choose not to pay cash dividends in the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and American River Bank lease nine and own two of their respective premises. The leases expire on various dates through 2029 and generally contain renewal option periods for periods ranging from three to five years. For additional information relating to lease rental expense and commitments as of December 31, 2019, see Note 12 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The closing price for the Company’s common stock on February 20, 2020 was $14.70.

Holders

As of February 6, 2020, there were approximately 2,544 shareholders of record of the Company’s common stock.

Dividends

On January 25, 2017, the Board reinstated our quarterly cash dividend and in each of 2018 and 2017 the Company paid four cash dividends per year in the aggregate amount of $0.20 per common share. During 2019, the Company paid four cash dividends in the aggregate amount of $0.24 per common share. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. We cannot provide any assurance as to whether any dividends will continue to be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

The Board of Governors generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Board of Governors’ policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income available to shareholder for the past four quarters, net of dividends previously paid during that period, is sufficient to fully fund the dividend, and its prospective rate of earnings retention appears consistent with its capital needs and overall current and prospective financial condition.

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

Stock Repurchases

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 306,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share and repurchased 574,748 shares of its common stock at an average price of $14.99 per share during 2017.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY-The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management’s Discussion and Analysis included in this report.

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2019	2018	2017	2016	2015
Operations Data:
Net interest income	$23,209	$20,646	$19,353	$20,243	$20,007
Provision for loan and lease losses	660	175	450	(1,344)	—
Noninterest income	1,688	1,513	1,596	2,045	2,015
Noninterest expenses	16,846	15,510	14,049	13,836	14,080
Income before income taxes	7,391	6,474	6,450	9,796	7,942
Income tax expense	1,891	1,574	3,252	3,392	2,674
Net income	$5,500	$4,900	$3,198	$6,404	$5,268

Share Data:
Earnings per share – basic	$0.94	$0.83	$0.50	$0.95	$0.70
Earnings per share – diluted	$0.94	$0.83	$0.50	$0.94	$0.70
Cash dividends per share (1)	$0.24	$0.20	$0.20	$0.00	$0.00
Book value per share	$14.06	$12.75	$12.54	$12.59	$11.72
Tangible book value per share	$11.29	$9.97	$9.88	$10.14	$9.50

Balance Sheet Data:
Assets	$720,353	$688,092	$655,622	$651,450	$634,640
Loans and leases, net	393,802	318,516	308,713	324,086	289,102
Deposits	604,837	590,674	556,080	544,806	530,690
Shareholders’ equity	82,909	74,721	76,921	83,850	86,075

Financial Ratios:
Return on average equity	6.92%	6.77%	3.91%	7.60%	6.03%
Return on average tangible equity	8.71%	8.74%	4.88%	9.43%	7.42%
Return on average assets	0.78%	0.72%	0.49%	1.00%	0.85%
Efficiency ratio (2)	67.09%	69.35%	65.84%	60.81%	62.87%
Net interest margin (2)	3.60%	3.41%	3.39%	3.62%	3.63%
Net loans and leases to deposits	65.11%	53.92%	55.52%	59.49%	54.48%
Net (recoveries) charge-offs to average loans & leases	(0.02%)	0.08%	0.25%	(0.39%)	0.12%
Nonperforming loans and leases to total loans and leases (3)	0.00%	0.01%	0.60%	0.01%	0.56%
Allowance for loan and lease losses to total loans and leases	1.29%	1.36%	1.43%	1.47%	1.69%
Average equity to average assets	11.30%	10.62%	12.53%	13.20%	14.02%
Dividend payout ratio (1)	26%	24%	40%	0%	0%

Capital Ratios:
Leverage capital ratio	9.16%	8.94%	9.45%	10.50%	10.97%
Tier 1 risk-based capital ratio	14.77%	16.11%	18.08%	19.02%	19.34%
Total risk-based capital ratio	15.94%	17.29%	19.34%	20.27%	20.59%

(1)	On January 25, 2017, the Company reinstated the payment of quarterly cash dividends.
(2)	Fully taxable equivalent.
(3)	Nonperforming loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.
31

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with “Item 1. Business-Cautionary Statements Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data” of this report.

Use of Non-GAAP Financial Measures

This Annual Report on Form 10-K (“Form 10K”) contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures in addition to results presented in accordance with GAAP.  These measures include tangible book value and taxable equivalent basis used in the computation of the net interest margin and efficiency ratio. Management has presented these non-GAAP financial measures in this Form 10K because it believes that they provide useful and comparative information to assess trends in the Company’s financial position reflected in the results and facilitate comparison of our performance with the performance of our peers.

Tangible Equity (non-GAAP financial measures)

Tangible common stockholders’ equity (tangible book value) excludes goodwill and other intangible assets.  The Company believes the exclusion of goodwill and other intangible assets to create “tangible equity” facilitates the comparison of results for ongoing business operations.  The Company’s management internally assesses its performance based, in part, on these non-GAAP financial measures. The following table sets forth a reconciliation of total shareholders’ equity to tangible shareholder’s equity for the periods presented.

Reconciliation to Tangible Common Shareholders’ Equity:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Total shareholders’ equity	$82,909	$74,721	$76,921
Less:
Other intangible assets (goodwill)	(16,321)	(16,321)	(16,321)
Tangible common shareholders’ equity	$66,588	$58,400	$60,600

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio.  The Company believes the presentation of net interest margin on a taxable equivalent basis using a 21% effective tax rate for 2019 and 2018 and a 34% effective tax rate for 2017, allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt loans and investments. The efficiency ratio is a measure of a banking company’s overhead as a percentage of its revenue. The Company derives this ratio by dividing total noninterest expense by the sum of the taxable equivalent net interest income and the total noninterest income.

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	December 31,
	2019	2018	2017
Net interest income (GAAP)	$23,209	$20,646	$19,353
Tax equivalent adjustment	214	207	390
Net interest income - tax equivalent adjusted (non-GAAP)	$23,423	$20,853	$19,743

Average earning assets	$650,627	$611,696	$582,443
Net interest margin (GAAP)	3.57%	3.38%	3.32%
Net interest margin (non-GAAP)	3.60%	3.41%	3.39%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	December 31,
	2019	2018	2017
Net interest income (GAAP)	$23,209	$20,646	$19,353
Tax equivalent adjustment	214	207	390
Net interest income – tax-equivalent adjusted (non-GAAP)	$23,423	$20,853	$19,743
Noninterest income	1,688	1,513	1,596
Total income	25,111	22,366	21,339
Total noninterest expense	16,846	15,510	14,049
Efficiency ratio, fully tax-equivalent (non-GAAP)	67.09%	69.35%	65.84%

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

Overview

The Company recorded net income in 2019 of $5,500,000, an increase of $600,000 (12.2%) from $4,900,000 in 2018. Diluted earnings per share were $0.94 for 2019 and $0.83 for 2018. For 2019, the Company realized a return on average equity of 6.92% and a return on average assets of 0.78%, compared to 6.77% and 0.72%, respectively, in 2018.

Net income for 2018 increased $1,702,000 (53.2%) from $3,198,000 in 2017. Diluted earnings per share for 2017 were $0.50. For 2017, the Company realized a return on average equity of 3.91% and return on average assets of 0.49%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2019	2018	2017
Interest income*	$25,884	$22,449	$20,804
Interest expense	(2,461)	(1,596)	(1,061)
Net interest income*	23,423	20,853	19,743
Provision for loan and lease losses (expense) income	(660)	(175)	(450)
Noninterest income	1,688	1,513	1,596
Noninterest expense	(16,846)	(15,510)	(14,049)
Provision for income taxes	(1,891)	(1,574)	(3,252)
Tax equivalent adjustment	(214)	(207)	(390)
Net income	$5,500	$4,900	$3,198

Average total assets	$703,205	$681,630	$652,720
Net income as a percentage of average total assets	0.78%	0.72%	0.49%

* Fully taxable equivalent basis (FTE)

During 2019, total assets of the Company increased $32,261,000 (4.7%) from $688,092,000 at December 31, 2018 to $720,353,000 at December 31, 2019. At December 31, 2019, net loans totaled $393,802,000, an increase of $75,286,000 (23.6%) from the ending balance of $318,516,000 at December 31, 2018. Deposits increased $14,163,000 or 2.4% from $590,674,000 at December 31, 2018 to $604,837,000 at December 31, 2019. Shareholders’ equity increased $8,188,000 or 11.0% from $74,721,000 at December 31, 2018 to $82,909,000 at December 31, 2019. The Company ended 2019 with a leverage capital ratio of 9.2% and a total risk-based capital ratio of 15.9% compared to a leverage capital ratio of 8.9% and a total risk-based capital ratio of 17.3% at the end of 2018.

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

The Company’s fully taxable equivalent net interest margin was 3.60% in 2019, 3.41% in 2018, and 3.39% in 2017. The fully taxable equivalent net interest income increased $2,570,000 (12.3%), from $20,853,000 in 2018 to $23,423,000 in 2019. The fully taxable equivalent net interest income increased $1,110,000 (5.6%), from $19,743,000 in 2017 to $20,853,000 in 2018.

The fully taxable equivalent interest income component increased $3,435,000 (15.3%) from $22,449,000 in 2018 to $25,884,000 in 2019. The increase in the fully taxable equivalent interest income for 2019 compared to the same period in 2018 is comprised of two components - rate (up $1,335,000) and volume (up $2,100,000). The primary driver in this rate increase was an increase in the yield on loans which saw an increase from 4.72% in 2018 to 4.95% in 2019 and an increase in the yield on investments, which saw an increase from 2.66% in 2018 to 2.81% in 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The yield on earning assets increased from 3.67% during 2018 to 3.98% during 2019. The volume increase of $2,100,000 was primarily from an increase in loans ($2,394,000) and interest-bearing deposits in banks ($153,000), partially offset by a decrease in investment balances ($103,000) and Federal funds ($345,000). Average loans balances increased $50,964,000, (or 16.5%), from $308,365,000 during 2018 to $359,329,000 during 2019, average interest-bearing deposits in banks increased $168,000, (or 509.1%), from $33,000 during 2018 to $201,000 during 2019 average investment balances decreased $1,602,000, (or 0.6%), from $282,898,000 during 2018 to $281,296,000 in 2019, and average Federal funds decreased $18,515,000, (or 99.1%), from $18,688,000 during 2018 to $173,000 in 2019.

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

Interest expense was $865,000 (or 54.2%) higher in 2019 compared to 2018, increasing from $1,596,000 to $2,461,000. The $865,000 increase in interest expense during 2019 compared to 2018 was due to higher rates (up $745,000) and higher volume (up $120,000). The increase in interest expense can be attributed to an increase in rates paid on deposit and borrowing balances during a higher interest rate environment. Rates paid on interest bearing liabilities increased 22 basis points from 0.41% to 0.63% for 2018 compared to 2019. The largest increase due to rates occurred in interest checking and money market accounts and in the time deposits. The rate paid on interest checking and money market accounts increased from 0.14% during 2018 to 0.34% during 2019 and accounted for $300,000 of the $745,000 increase attributed to rates. The rate paid on time deposit accounts increased from 1.86% during 2018 to 2.89% during 2019 and accounted for $342,000 of the $745,000 increase attributed to rates. The volume increase of $120,000 was attributed to an increase in average time deposit balances which increased from $79,422,000 during 2018 to $85,723,000 during 2019 and accounted for $84,000 of the $120,000 increase and an increase in average other borrowings which increased from $15,533,000 during 2018 to $18,430,000 during 2019 and accounted for $44,000 of the $120,000 increase.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2019			2018			2017
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets:
Taxable loans and leases (1)	$338,775	$16,834	4.97%	$294,114	$13,924	4.73%	$305,345	$13,947	4.57%
Tax-exempt loans and leases (2)	20,554	942	4.58%	14,251	632	4.43%	14,286	667	4.67%
Taxable investment Securities	271,779	7,589	2.79%	264,247	6,901	2.61%	238,710	5,287	2.21%
Tax-exempt investment securities (2)	9,517	313	3.29%	18,651	611	3.28%	22,789	874	3.84%
Corporate stock	—	—	—	—	—	—	55	16	29.09%
Federal funds sold	173	5	2.89%	18,688	348	1.86%	—	—	—
Interest bearing deposits in other banks	9,829	201	2.04%	1,745	33	1.89%	1,258	13	1.03%
Total earning assets	650,627	25,884	3.98%	611,696	22,449	3.67%	582,443	20,804	3.57%
Cash & due from banks	16,440			34,535			35,876
Other assets	40,878			39,822			39,201
Allowance for loan & lease losses	(4,740)			(4,423)			(4,800)

Total average assets	$703,205			$681,630			$652,720

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$212,499	563	0.26%	$219,742	272	0.12%	$197,298	139	0.07%
Savings	74,304	28	0.04%	71,742	26	0.04%	64,880	22	0.03%
Time deposits	85,723	1,487	1.73%	79,422	1,061	1.34%	81,056	694	0.86%
Other borrowings	18,430	383	2.08%	15,533	237	1.53%	15,522	206	1.33%
Total interest bearing liabilities	390,956	2,461	0.63%	386,439	1,596	0.41%	358,756	1,061	0.30%
Demand deposits	222,616			215,721			204,565
Other liabilities	10,136			7,062			7,583
Total liabilities	623,708			609,222			570,904
Shareholders’ equity	79,497			72,408			81,816
Total average liabilities and shareholders’ equity	$703,205			$681,630			$652,720
Net interest income & margin (3)		$23,423	3.60%		$20,853	3.41%		$19,743	3.39%

(1)	Loan and lease interest includes loan and lease fees of $257,000, $533,000 and $238,000 in 2019, 2018 and 2017, respectively.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% in 2019 and 2018 and 34% in 2017.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2019 over 2018 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$2,114	$796	$2,910
Tax-exempt net loans and leases (3)	280	30	310
Taxable investment securities	197	491	688
Tax-exempt investment securities (3)	(299)	1	(298)
Federal funds sold	(345)	2	(343)
Interest-bearing deposits in other banks	153	15	168
Total interest on earning assets	2,100	1,335	3,435

Interest-bearing liabilities:
Interest checking and money market	(9)	300	291
Savings deposits	1	1	2
Time deposits	84	342	426
Other borrowings	44	102	146
Total interest on interest-bearing liabilities	120	745	865
Interest differential	$1,980	$590	$2,570

Year Ended December 31, 2018 over 2017 (dollars in thousands) Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$(513)	$490	$(23)
Tax-exempt net loans and leases (3)	(2)	(33)	(35)
Taxable investment securities	566	1,048	1,614
Tax-exempt investment securities (3)	(159)	(104)	(263)
Corporate stock	(16)	—	(16)
Federal funds sold	—	348	348
Interest bearing deposits in other banks	5	15	20
Total interest on earning assets	(119)	1,764	1,645

Interest-bearing liabilities:
Interest checking and money market	16	117	133
Savings deposits	2	2	4
Time deposits	(14)	381	367
Other borrowings	—	31	31
Total interest on interest-bearing liabilities	4	531	535
Interest differential	$(123)	$1,233	$1,110

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $257,000, $533,000 and $238,000 for the years ended December 31, 2019, 2018 and 2017, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% in 2019 and 2018 and 34% in 2017.
(4)	The rate/volume variance has been included in the rate variance.
37

Provision for Loan and Lease Losses

The Company experienced net loan and lease recoveries of $86,000 or -0.02% of average loans and leases during 2019 and recorded a provision for loan and lease losses of $660,000 to support the Company’s loan growth during the year. The Company experienced net loan and lease losses of $261,000 or 0.08% of average loans and leases during 2018, compared to net loan and lease losses of $794,000 or 0.25% of average loans and leases during 2017. To support the net losses in 2018 and 2017, the Company recorded provisions for loan and lease losses of $175,000 and $450,000, respectively during 2018 and 2017. The level of nonperforming loans and leases, which began to increase during the economic cycle of 2007 through 2010, reached a high of $22,571,000 at December 31, 2010, but has decreased to zero at December 31, 2019. For additional information see the “Nonaccrual, Past Due and Restructured Loans and Leases” and the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2019	2018	2017
Service charges on deposit accounts	$558	$476	$465
Merchant fee income	391	422	411
Earnings on bank-owned life insurance	334	307	317
Gain on sale of securities	115	31	161
Other	290	277	242

	$1,688	$1,513	$1,596

Noninterest income increased $175,000 (11.6%) to $1,688,000 in 2019 from $1,513,000 in 2018. The increase from 2018 to 2019 was primarily related to higher gains on sale of securities which increased $84,000 (271.0%) from 2018 to 2019 and an increase in service charges on deposit accounts which increased $82,000 (17.2%) from $476,000 in 2018 to $558,000 in 2019.

Noninterest income decreased $83,000 (5.2%) to $1,513,000 in 2018 from $1,596,000 in 2017. The decrease from 2017 to 2018 was primarily related to lower gains on sale of securities. Gain on sales of securities decreased $130,000 (81.3%) from 2017 to 2018.

Noninterest Expense

Salaries and Benefits

Salaries and benefits were $11,316,000 (up $1,113,000 or 10.9%) for 2019, compared to $10,203,000 in 2018. The increase in salaries and benefits expense resulted from a full year of salary and benefits for new hires in 2018 including additional relationship managers and lending support personnel, as well as, increased incentive payments to the relationship managers due to the increased loan production in 2019. Salary expense in 2019 also includes normal cost of living increases and promotions. Average full-time equivalent employees was 102 during 2019 compared to 97 during 2018. Employer benefit expenses, such as insurance, 401(k) matching and incentives and payroll taxes increased commensurate with the increased staffing levels.

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

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2019 was $134,000 (up $114,000 or 570.0%) compared to $20,000 in 2018. The primary reason for the increase in OREO related expense was due to the $111,000 write-down of the Company’s lone remaining property in 2019 after receipt of an updated property valuation report. Operating expenses on the properties in 2019 totaled $23,000 compared to $16,000 in 2018. Write-downs on the property totaled $4,000 in 2018. At December 31, 2019, the Company held one property with a book value of $846,000.

The total OREO expense in 2018 was $20,000 (down $24,000 or 54.5%) compared to $44,000 in 2017. The primary reason for the decrease in OREO related expenses was due to the sale of one of the properties in the third quarter of 2017. Operating expenses on the properties held in 2017 totaled $52,000 compared to $16,000 in 2018. In 2017, the gains on sale, which offset the overall OREO expense, were $8,000 compared to zero in 2018. There were no write-downs on any of the properties held during 2017 compared to write-downs of $4,000 in 2018. At December 31, 2018, the Company held one property with a book value of $957,000.

Occupancy, Furniture and Equipment

Occupancy expense decreased $27,000 (2.6%) during 2019 to $1,023,000, compared to $1,050,000 in 2018. Furniture and equipment expense decreased $11,000 (2.0%) during 2019 to $542,000 compared to $553,000 in 2018. The decrease in occupancy and furniture and equipment expense decrease resulted from lower depreciation expense on premises and equipment leased or owned by the Company.

Occupancy expense decreased $3,000 (0.3%) during 2018 to $1,050,000, compared to $1,053,000 in 2017. Furniture and equipment expense decreased $33,000 (5.6%) during 2018 to $553,000 compared to $586,000 in 2017. The decrease in occupancy and furniture and equipment expense decrease resulted from lower depreciation expense on premises and equipment leased or owned by the Company.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $154,000 (76.2%) during 2019 to $48,000, compared to $202,000 in 2018. The assessments paid to the DBO in 2019 were $78,000, compared to an expense of $78,000 in 2018. The decrease in FDIC assessments in 2019 is due to the receipt of the FDIC’s Small Bank Assessment Credits during the year as the Deposit Insurance Fund Reserve Ratio exceeded 1.35%.

FDIC assessments decreased $4,000 (1.9%) during 2018 to $202,000, compared to $206,000 in 2017. The assessments paid to the DBO in 2018 were $78,000, compared to an expense of $74,000 in 2017.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Professional fees	$1,226	$1,158	$1,140
Outsourced item processing	322	315	319
Directors’ expense	518	514	427
Telephone and postage	328	409	360
Stationery and supplies	138	140	135
Advertising and promotion	599	561	228
Other operating expenses	574	307	557
	$3,705	$3,404	$3,166

Other expenses were $3,705,000 (up $301,000 or 8.8%) for 2019, compared to $3,404,000 for 2018. The increase in other expenses occurred primarily in the professional fees (up $68,000) and bank charges (up $233,000) (which is included in the other operating expenses line item). The increase in professional expenses is related to more services being provided by the Company’s network administrator. The higher bank charges relate to lower average balances maintained by the Company in these accounts in 2019 resulting in higher service charges and the interest earned on these balances began to increase in 2018 due to the higher interest rate environment and continued into 2019, as a result, in 2019 the Company began being recording this as interest income on deposits held in other banks. Partially offsetting these increases was a reduction in telephone expense which decreased $91,000 (26.6%) from $342,000 in 2018 to $251,000 in 2019 and relates to the Company converted to a more cost-effective telephone system. The overhead efficiency ratio on a taxable equivalent basis for 2019 was 67.1% compared to 69.4% in 2018.

Other expenses were $3,404,000 (up $238,000 or 7.5%) for 2018, compared to $3,166,000 for 2017. The increase in other expenses occurred primarily in the advertising and promotion expense category. Advertising and promotion expense increased $333,000 (146.1%), from $228,000 in 2017 to $561,000 in 2018. Much of this increase is related to the expenses to sponsor community events and other promotional activities as the Company is focusing more effort in our markets to strengthen our brand. The overhead efficiency ratio on a taxable equivalent basis for 2018 was 69.4% compared to 65.8% in 2017.

Provision for Income Taxes

The effective tax rate on income was 25.6%, 24.3%, and 50.4% in 2019, 2018 and 2017, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $610,000, $523,000, and $420,000 in these years. Tax-exempt income of $1,361,000, $1,315,000, and $1,471,000 from investment securities, loans, and bank-owned life insurance in these years helped to reduce the effective tax rate. The higher effective tax rate in 2019 compared 2018 is related to the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. During 2018, the Company recognized a $166,000 tax credit under ASU 2016-09 and in 2019 the Company recognized a $34,000 tax credit under ASU 2016-09.

The lower effective tax rate in 2018 compared to 2017 results from the lower corporate federal income tax rate of 21% effective January 1, 2018, which was a reduction from the Company’s 2017 rate of 34%. The high effective tax rate in 2017 resulted from the Company recording an income tax expense adjustment of $1,220,000 related to “H.R.1” commonly referred to as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The adjustment relates to revaluing the Company’s net deferred tax assets using the new lower corporate federal income tax rate of 21%.

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

Balance Sheet Analysis

The Company’s total assets were $720,353,000 at December 31, 2019 compared to $688,092,000 at December 31, 2018, representing an increase of $32,261,000 (4.7%). The average balances of total assets during 2019 were $703,205,000, up $21,575,000 or 3.2% from the 2018 average balances of total assets of $681,630,000.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2019	2018	2017
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$241,887	$269,049	$232,869
Obligations of states and political subdivisions	13,447	14,400	22,715
Corporate debt securities	6,631	6,508	6,626
U. S Treasury securities	—	4,976	—
Equity securities:
Corporate stock	—	—	112
Total available-for-sale investment securities	$261,965	$294,933	$262,322

Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$248	$292	$378
Total held-to-maturity investment securities	$248	$292	$378

Net unrealized gains on available-for-sale investment securities totaling $2,554,000 were recorded, net of $752,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2019 and net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2018. Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be until maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired. See Table Fifteen, “Securities Maturities and Weighted Average Yields,” for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2019, these categories accounted for approximately 11%, 54%, 14%, 6%, 7%, 0%, 2% and 6%, respectively, of the Company’s loan portfolio compared to approximately 9%, 62%, 18%, 2%, 5%, 0%, 1% and 3%, respectively, at December 31, 2018. Also, as noted in Table 7 below, the Company’s primary focus is commercial and real estate loans, however, in 2018 the Company was selected by a lender that specializes in classic and collector cars. The company began purchasing loans from this lender during the third quarter of 2018 and recorded $10,791,000 during 2018 and $20,960,000 during 2019 and accounts for the increase in consumer loans.

Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, an upgraded lending team in 2018, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $149 million in loans in 2019 and $104 million in 2018 compared to $30 million in 2017. This production was offset by normal pay downs and payoffs, and resulted in an overall net increase in net loans and leases of $75.3 million (23.6%) from December 31, 2018. The market in which the Company operates has shown increased demand for credit products as the relatively low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial	$43,019	$29,650	$25,377	$35,374	$36,195
Real estate:
Commercial	214,604	199,894	185,452	191,129	199,591
Multi-family	56,818	56,139	78,025	73,373	23,494
Construction	23,169	5,685	5,863	9,180	14,533
Residential	29,180	16,338	15,813	15,718	14,200
Lease financing receivable	—	32	205	404	732
Agriculture	6,479	4,419	1,713	2,302	2,431
Consumer	25,671	10,714	945	1,650	3,122
	398,940	322,871	313,393	329,130	294,298
Deferred loan fees and costs, net	—	37	(202)	(222)	(221)
Allowance for loan and lease losses	(5,138)	(4,392)	(4,478)	(4,822)	(4,975)
Total net loans and leases	$393,802	$318,516	$308,713	$324,086	$289,102

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos (including classic and collector’s autos), boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of loans secured by real property. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

Average loans and leases in 2019 were $359,329,000, which represents an increase of $50,964,000 (16.5%) compared to the average in 2018. Average loans and leases in 2018 were $308,365,000, which represents a decrease of $11,266,000 (3.5%) compared to the $319,631,000 average balance in 2017.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 81% of the Company’s loan and lease portfolio at December 31, 2019 and 87% at December 31, 2018. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of December 31, 2019, outstanding unimproved residential land commitments were $6,184,000 (or just 1.9% of the total real estate loans). Of the $6,184,000, $1,997,000 (32%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled zero and $27,000 at December 31, 2019 and 2018, respectively. The $27,000 in nonperforming loans and leases at December 31, 2018 were comprised of one commercial loan relationship with two loans totaling $27,000, both of which were current to terms. At December 31, 2019 there were two loans totaling $75,000 30 days or more past due compared to no loans that were 30 days or more past due December 31, 2018.

Restructured loans considered performing and accruing at December 31, 2019, 2018, 2017, 2016 and 2015, were $5,970,000, $6,626,000, $6,799,000, $7,975,000, and $8,062,000, respectively.  Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Nonperforming Loans and Leases

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	—	27	1,597	—	30
Real estate	—	—	289	—	1,493
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	6	19	120
Total nonperforming loans and leases	$—	$27	$1,892	$19	$1,643

Interest income recognized from payments received on nonaccrual loans and leases was approximately $1,000 in 2019, $43,000 in 2018 and $2,000 in 2017. There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2019. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Management monitors the Company’s performance metrics including the ratios related to nonperforming loans and leases. From 2008 to 2010, the Company experienced an increase in nonperforming loans and leases. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. From 2012 to 2019, the level of nonperforming loans and leases continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of nonperforming loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans and leases that were considered to be impaired totaled $7,604,000 at December 31, 2019 and had a related valuation allowance of $142,000. The average recorded investment in impaired loans and leases during 2019 was approximately $7,845,000. As of December 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $8,702,000 and had a related valuation allowance of $185,000. The average recorded investment in impaired loans and leases during 2018 was approximately $8,847,000. As of December 31, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $13,757,000 and had a related valuation allowance of $355,000. The average recorded investment in impaired loans and leases during 2017 was approximately $14,046,000.

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

The ALLL totaled $5,138,000 or 1.29% of total loans and leases at December 31, 2019, $4,392,000 or 1.36% of total loans and leases at December 31, 2018, and $4,478,000 or 1.43% at December 31, 2017. The increase in the allowance for loan and lease losses from $4,392,000 at December 31, 2018 to $5,138,000 at December 31, 2019, was mainly due to the increase in loans outstanding at December 31, 2019. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of impaired loans and leases was 67.6% at December 31, 2019 and 50.5% at December 31, 2018. Of the total nonperforming and impaired loans and leases outstanding as of December 31, 2019, there were $794,000 in loans or leases that had been reduced by partial charge-offs of $292,000.

At December 31, 2019, there was $5,848,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $477,000 were loans or leases that had previous partial charge-offs and $5,371,000 were loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company continues to focus on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every twelve months, and are reviewed by a qualified credit officer.

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

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Average loans and leases outstanding	$359,329	$308,365	$319,631	$306,737	$279,728

Allowance for loan & lease losses at beginning of period	$4,392	$4,478	$4,822	$4,975	$5,301
Loans and leases charged off:
Commercial	—	213	1,073	—	609
Real estate	—	—	—	93	—
Consumer	—	69	—	34	6
Lease financing receivable	—	—	—	—	1
Total	—	282	1,073	127	616
Recoveries of loans and leases previously charged off:
Commercial	7	12	6	660	123
Real estate	11	8	228	534	165
Consumer	68	—	4	124	2
Lease financing receivable	—	1	41	—	—
Total	86	21	279	1,318	290
Net loans and leases (recovered) charged off	(86)	261	794	(1,191)	326
Additions (reductions) to allowance charged (credited) to operating expenses	660	175	450	(1,344)	—
Allowance for loan and lease losses at end of period	$5,138	$4,392	$4,478	$4,822	$4,975
Ratio of net (recoveries) charge-offs to average loans and leases outstanding	(0.02%)	0.08%	0.25%	(0.39%)	0.12%
Provision for loan and lease losses to average loans and leases outstanding	0.18%	0.06%	0.14%	(0.44%)	—

Allowance for loan and lease losses to total loans and leases, at end of period	1.29%	1.36%	1.43%	1.47%	1.69%

Allowance for loan and lease losses to nonperforming loans and leases, at end of period	N/A	16,266.67%	236.68%	25,378.95%	302.80%
46

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2019.

Table Ten: Allowance for Loan and Lease Losses by Loan Category
(dollars in thousands)	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$950	11%	$668	9%	$447	8%
Real estate	3,502	81%	3,165	87%	3,695	91%
Agriculture	107	2%	88	1%	31	1%
Consumer	334	6%	192	3%	14	—
Lease financing receivable	—	—	—	—	—	—
Unallocated	245	—	279	—	291	—
Total	$5,138	100%	$4,392	100%	$4,478	100%

	December 31, 2016		December 31, 2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$855	12%	$860	12%
Real estate	3,600	86%	3,729	86%
Agriculture	64	1%	77	1%
Consumer	24	1%	78	1%
Lease financing receivable	1	—	1	—
Unallocated	278	—	230	—
Total	$4,822	100%	$4,975	100%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned and Repossessed Assets

The balance in OREO at December 31, 2019 and 2018 consisted of one property acquired through foreclosure. During 2018, the Company received an updated appraisal on the one property and reduced the balance by $4,000 through a charge to OREO expense. During 2019, the Company received an updated appraisal on the one property and reduced the balance by an additional $111,000 through a charge to OREO expense. During 2019, the Company did not acquire any OREO properties. There was $846,000 in OREO at December 31, 2019 with no valuation allowance and $957,000 in OREO at December 31, 2018 with no valuation allowance. During 2019, the Company took possession of an automobile formerly held as collateral on a loan. The book value of the automobile at December 31, 2019 was $517,000. Other than the $517,000 automobile, there were no other asset repossessed during 2019 or 2018.

Deposits

At December 31, 2019, total deposits were $604,837,000 representing an increase of $14,163,000 (2.4%) from the December 31, 2018 balance of $590,674,000. The Company’s deposit growth plan for 2019 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts, while continuing to focus on reducing overall interest expense. Due to these efforts, the Company experienced an increase in non-time deposits (CD’s) balances of $28,441,000 (5.7%) from $502,587,000 at December 31, 2018 to $531,028,000 at December 31, 2019. During 2019 the Company had increased balances in noninterest-bearing checking ($12,310,000 or 5.7%), money market ($12,488,000 or 8.6%), savings ($3,298,000 or 4.5%), and interest checking ($345,000 or 0.5%) and a decrease in time deposit ($14,278,000 or 16.2%).

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2019 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings: FHLB advances	$9,000	1.46%	$5,000	1.32%	$3,500	1.39%

Long-term borrowings: FHLB advances	$10,500	2.48%	$10,500	2.02%	$12,000	1.41%

The maximum amount of short-term borrowings at any month-end during 2019, 2018 and 2017, was $16,000,000, $6,500,000, and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$9,000	$10,500
Maturity	2020	2021 to 2023
Average rates	1.46%	2.48%

The Company has the ability to enter into letters of credit with the FHLB. There were no letters of credit outstanding as of December 31, 2019 or 2018. There were no amounts drawn upon any letter of credit in 2019 or 2018 and management does not expect to draw upon these sources of liquidity in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock. During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share. The Company did not have a repurchase program in 2019 and therefore did not repurchase any shares in 2019.

The Company repurchased 575,389 shares in 2012, 849,404 shares in 2013, 424,462 in 2014, 790,989 shares in 2015, 716,897 shares in 2016, and 574,748 shares in 2017. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2019 and 2018, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

At December 31, 2019, shareholders’ equity was $82,909,000, representing an increase of $8,188,000 (11.0%) from $74,721,000 at December 31, 2018. The increase in 2019 resulted from additions of net income of $5,500,000, the increase in the unrealized gain on securities due to a decrease in interest rates of $3,668,000, and stock based compensation of $433,000 exceeding the payment of cash dividends of $1,413,000. In 2018, shareholders’ equity decreased $2,200,000 (2.9%) from $76,921,000 at December 31, 2017. The decrease in 2018 resulted from repurchases of common stock of $4,773,000, the payment of cash dividends of $1,188,000, and a decrease in other comprehensive income of $1,555,000, as a result of the decrease in the unrealized gain on securities due to an increase in interest rates, exceeding the additions from net income of $4,900,000 for the period and the stock based compensation of $416,000.

Table Eleven below lists the Company’s and American River Bank’s actual capital ratios at December 31, 2019 and 2018, as well as the minimum capital ratios for capital adequacy for American River Bank. The ratio for the minimum regulatory requirement includes the capital conservation buffer of 2.50% as of December 31, 2019 and 1.875% as of December 31, 2018.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory Capital Requirements
	2019	2018	2019	2018
American River Bankshares:
Leverage ratio	9.2%	8.9%	N/A	N/A
Tier 1 Risk-Based Capital	14.8%	16.1%	N/A	N/A
Total Risk-Based Capital	15.9%	17.3%	N/A	N/A
American River Bank:
Leverage ratio	9.3%	9.0%	6.5%	5.9%
Common Equity Tier 1 Capital	14.9%	16.2%	7.0%	6.4%
Tier 1 Risk-Based Capital	14.9%	16.2%	8.5%	7.9%
Total Risk-Based Capital	16.1%	17.4%	10.5%	9.9%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. At December 31, 2019, American River Bank’s ratios were in excess of the regulatory definition of “well capitalized.” Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

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

In addition, a “capital conservation buffer,” was established and has been fully phased-in as of January 1, 2019 and requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The buffer requirement was phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2019

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$370	$1,172
+200bp	$686	$2,097
-100bp	$(318)	$(1,411)
-200bp	$(788)	$(3,642)

After a review of the model results as of December 31, 2019, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2019, 2018 and 2017.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2019 were approximately $40,324,000 and $300,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2019, consolidated liquid assets totaled $141.5 million or 19.6% of total assets compared to $226.5 million or 32.9% of total assets on December 31, 2018. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2019, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2019, American River Bank could have arranged for up to $162,306,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2019, the Company had $143,406,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2019, the Company’s borrowing capacity was $8,642,000.

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

Table Thirteen: Certificates of Deposit Maturities

December 31, 2019 (dollars in thousands)	Less than $250,000	Over $250,000
Three months or less	$6,900	$24,474
Over three months through six months	3,998	9,486
Over six months through twelve months	5,758	3,618
Over twelve months	10,935	8,640
Total	$27,591	$46,218

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)

December 31, 2019	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$4,330	$13,674	$25,015	$43,019
Real estate	24,228	110,738	188,805	323,771
Agriculture	—	150	6,329	6,479
Consumer	434	591	24,646	25,671
Total	$28,992	$125,153	$244,795	$398,940

Loans and leases shown above with maturities greater than one year include $220,545,000 of variable interest rate loans and $149,403,000 of fixed interest rate loans and leases. The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2019, 2018 and 2017 was $4,259,000, $3,932,000 and $3,932,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

(Taxable Equivalent Basis)
December 31,	2019		2018		2017
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$—	—	$255	5.06%	$—	—
Maturing after 1 year but within 5 years	952	3.70%	1,141	5.06%	3,018	2.23%
Maturing after 5 years but within 10 years	5,224	2.40%	9,831	6.03%	14,389	4.42%
Maturing after 10 years	7,271	2.81%	3,173	6.33%	5,307	4.11%
U.S. Treasury securities Maturing within 1 year	—	—	4,976	2.30%	—	—
U.S. Government Agencies and U.S.-Sponsored Agencies	241,887	2.69%	269,049	2.69%	232,869	2.10%
Other
Maturing within 1 year	501	3.50%	—	—	—	—
Maturing after 1 year but within 5 years	2,003	2.24%	2,434	2.49%	2,469	2.72%
Maturing after 5 years but within 10 years	4,127	5.53%	4,074	5.53%	4,158	4.56%
Non-maturing	—	—	—	—	112	0.00%
Total investment securities	$261,965	2.73%	$294,933	2.88%	$262,322	2.32%

Held-to-maturity securities:
U.S. Government Agencies and U.S.-Sponsored Agencies	$248	5.51%	$292	5.40%	$378	5.46%
Total investment securities	$248	5.51%	$292	5.40%	$378	5.46%

The carrying values of available-for-sale securities include net unrealized gains (losses) of $2,544,000, ($2,664,000) and ($456,000) at December 31, 2019, 2018 and 2017, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2019, 2018 and 2017 were $18,000, $14,000 and $26,000, respectively.

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

As of December 31, 2019, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2019	2018
Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$41	$47
Commercial real estate, construction and land development commitments secured by real estate	22,508	21,185
Other unused commitments, principally commercial loans	17,775	13,044
	$40,324	$34,276
Letters of credit	$300	$361

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2019.

Table Sixteen: Contractual Obligations

(dollars in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$10,500	$—	$7,000	$3,500	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,427	769	1,446	555	657
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	73,809	54,234	12,521	7,054	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	4,665	384	800	799	2,682
Total	$92,401	$55,387	$21,767	$11,908	$3,339

Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2019, these amounts represented $4,665,000 most of which is anticipated to be primarily payable at least five years in the future.

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize changes to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was initially scheduled to become effective for the Company for interim and annual reporting periods beginning after December 15, 2019, however, on November 15, 2019 the FASB issued ASU 2019-10 delaying the effective date for smaller reporting companies, such as the Company, to interim and annual reporting periods beginning after December 15, 2022; early adoption is still permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, including if it will early adopt the standard, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, on a test basis, with the new CECL specific software during 2020 and 2021 and to disclose any material potential impact of this modeling once it becomes available.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 49.

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

Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American River Bankshares and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Sacramento, California

February 21, 2020

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
ASSETS

Cash and due from banks	$15,258	$20,987
Federal funds sold	—	7,000
Interest-bearing deposits in banks	2,552	1,746

Total cash and cash equivalents	17,810	29,733

Investment securities (Note 5):
Available-for-sale, at fair value	261,965	294,933
Held-to-maturity, at amortized cost; fair value of $266 in 2019 and $306 in 2018	248	292
Loans and leases, less allowance for loan and lease losses of $5,138 in 2019 and $4,392 in 2018 (Notes 6, 7, 12 and 17)	393,802	318,516
Premises and equipment, net (Note 8)	1,191	1,071
Federal Home Loan Bank of San Francisco stock	4,259	3,932
Other real estate owned, net	846	957
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	15,763	15,429
Accrued interest receivable and other assets (Notes 11 and 16)	8,148	6,908
	$720,353	$688,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$227,055	$214,745
Interest-bearing (Note 9)	377,782	375,929

Total deposits	604,837	590,674

Short-term borrowings (Note 10)	9,000	5,000
Long-term borrowings (Note 10)	10,500	10,500
Accrued interest payable and other liabilities (Note 16)	13,107	7,197

Total liabilities	637,444	613,371

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 5,898,878 shares in 2019 and 5,858,428 shares in 2018	30,536	30,103
Retained earnings	50,581	46,494
Accumulated other comprehensive income (loss), net of taxes (Note 5)	1,792	(1,876)

Total shareholders’ equity	82,909	74,721
	$720,353	$688,092

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per share data)

	2019	2018	2017
Interest income:
Interest and fees on loans and leases:
Taxable	$16,834	$13,924	$13,947
Exempt from Federal income taxes	781	529	499
Interest on deposits in banks	201	33	13
Interest on Federal funds sold	5	348	—
Interest and dividends on investment securities:
Taxable	7,589	6,901	5,300
Exempt from Federal income taxes	260	507	655

Total interest income	25,670	22,242	20,414

Interest expense:
Interest on deposits (Note 9)	2,078	1,359	855
Interest on borrowings	383	237	206

Total interest expense	2,461	1,596	1,061

Net interest income	23,209	20,646	19,353

Provision for loan and lease losses (Note 7)	660	175	450

Net interest income after provision for loan and lease losses	22,549	20,471	18,903

Noninterest income:
Service charges	558	476	465
Gain on sale of investment securities (Note 5)	115	31	161
Other income (Note 15)	1,015	1,006	970

Total noninterest income	1,688	1,513	1,596

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	11,316	10,203	8,920
Other real estate expense	134	20	44
Occupancy (Notes 8, 12 and 17)	1,023	1,050	1,053
Furniture and equipment (Notes 8 and 12)	542	553	586
Regulatory assessments	126	280	280
Other expense (Note 15)	3,705	3,404	3,166

Total noninterest expense	16,846	15,510	14,049

Income before provision for income taxes	7,391	6,474	6,450

Provision for income taxes (Note 11)	1,891	1,574	3,252

Net income	$5,500	$4,900	$3,198

Basic earnings per share (Note 13)	$0.94	$0.83	$0.50

Diluted earnings per share (Note 13)	$0.94	$0.83	$0.50

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Net income	$5,500	$4,900	$3,198
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities	5,322	(2,225)	(1,211)
Deferred tax (expense) benefit	(1,573)	691	491
Increase (decrease) in net unrealized gains on investment securities, net of tax	3,749	(1,534)	(720)

Reclassification adjustment for realized gains included in net income	(115)	(31)	(161)
Tax effect	34	10	64
Realized gains, net of tax	(81)	(21)	(97)

Total other comprehensive income (loss)	3,668	(1,555)	(817)

Comprehensive income	$9,168	$3,345	$2,381

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

				Accumulated
				Other	Total
	Common Stock			Comprehensive	Share-
			Retained	Income (Loss)	holders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2017	6,661,726	$42,484	$40,822	$544	$83,850

Net income	—	—	3,198	—	3,198
Other comprehensive loss, net of tax (Note 5)	—	—	—	(817)	(817)

Disproportionate tax effect resulting from H.R.1 Tax Act (Note 2)	—	—	48	(48)	—

Payment of cash dividend, $0.20 per share (Note 14)	—	—	(1,293)	—	(1,293)
Retirement of common stock (Note 13)	(574,748)	(8,641)	—	—	(8,641)
Net restricted stock award activity and related compensation expense (Note 13)	3,486	248	4	—	252
Stock options exercised (Note 13)	41,898	351	—	—	351
Stock option compensation expense (Note 13)	—	21	—	—	21

Balance, December 31, 2017	6,132,362	34,463	42,779	(321)	76,921

Net income	—	—	4,900	—	4,900
Other comprehensive loss, net of tax (Note 5)	—	—	—	(1,555)	(1,555)

Payment of cash dividend, $0.20 per share (Note 14)	—	—	(1,188)	—	(1,188)
Retirement of common stock (Note 13)	(306,618)	(4,773)	—	—	(4,773)
Net restricted stock award activity and related compensation expense (Note 13)	11,374	196	3	—	199
Stock options exercised (Note 13)	21,310	189	—	—	189
Stock option compensation expense (Note 13)	—	28	—	—	28

Balance, December 31, 2018	5,858,428	30,103	46,494	(1,876)	74,721

Net income	—	—	5,500	—	5,500
Other comprehensive income, net of tax (Note 5)	—	—	—	3,668	3,668

Payment of cash dividend, $0.24 per share (Note 14)	—	—	(1,413)	—	(1,413)
Net restricted stock award activity and related compensation expense (Note 13)	29,310	324	—	—	324
Stock options exercised (Note 13)	11,140	95	—	—	95
Stock option compensation expense (Note 13)	—	14	—	—	14

Balance, December 31, 2019	5,898,878	$30,536	$50,581	$1,792	$82,909

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$5,500	$4,900	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	660	175	450
Change in deferred loan and lease origination fees, costs and purchase premiums, net	(384)	(239)	(20)
Depreciation and amortization	226	265	333
Amortization of investment security premiums and discounts, net	1,455	2,404	3,246
Gain on sale of investment securities	(115)	(31)	(161)
Increase in cash surrender value of life insurance policies	(334)	(307)	(317)
Deferred income tax (benefit) expense	(752)	333	1,247
Stock-based compensation expense	338	227	273
Loss (gain) on sale or write-down of other real estate owned	111	4	(8)
Increase in accrued interest receivable and other assets	(523)	(125)	(537)
Increase (decrease) in accrued interest payable and other liabilities	1,688	76	(173)

Net cash provided by operating activities	7,870	7,682	7,531

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	63,325	27,003	31,289
Proceeds from called available-for-sale investment securities	—	2,139	145
Proceeds from matured available-for-sale investment securities	5,255	—	1,930
Purchases of available-for-sale investment securities	(75,732)	(110,615)	(89,273)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	46,705	44,321	43,150
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	44	86	105
Net (increase) decrease in loans and leases	(54,598)	(290)	14,944
Proceeds from sale of loans	—	1,349	—
Purchases of loans	(20,964)	(10,799)	—
Net proceeds from sale of other real estate owned	—	—	395
Purchases of equipment	(346)	(178)	(129)
Net increase in FHLB stock	(327)	—	(153)

Net cash (used in) provided by investing activities	(36,638)	(46,984)	2,403

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$28,431	$26,198	$14,552
Net (decrease) increase in time deposits	(14,268)	8,396	(3,278)
Cash paid to repurchase common stock	—	(4,773)	(8,641)
Proceeds from exercised options	95	189	351
Decrease in long-term borrowings	—	(1,500)	—
Increase in short-term borrowings	4,000	1,500	—
Cash dividends paid	(1,413)	(1,188)	(1,293)

Net cash provided by financing activities	16,845	28,822	1,691

(Decrease) increase in cash and cash equivalents	(11,923)	(10,480)	11,625

Cash and cash equivalents at beginning of year	29,733	40,213	28,588

Cash and cash equivalents at end of year	$17,810	$29,733	$40,213

Supplemental disclosure of cash flow information:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$3,570	$—	$—
Addition to right of use asset and obligation recorded upon renewal of existing lease	$234	$—	$—

Cash paid during the year for:
Interest expense	$2,519	$1,598	$1,058
Income taxes	$1,888	$1,095	$2,375

Non-cash activities:
Real estate acquired through foreclosure, repossession or deed in lieu of foreclosure	$517	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2019. Reclassifications did not affect prior year net income or shareholders’ equity.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one-day periods. Interest-bearing deposits in banks are also considered to be cash equivalents, mature within one year and are carried at cost.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2019 and 2018.

Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For debt securities, once a decline in value is determined to be other than temporary and management does not intend to sell the security or it is more likely than not that management will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that management will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings. For any equity securities, the entire amount of the fair value adjustment is recognized through earnings.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2019 and 2018.

SBA and Farm Service Agency loans with unpaid balances of $78,000 and $109,000 were being serviced for others as of December 31, 2019 and 2018, respectively. The Company also serviced loans that are participated with other financial institutions totaling $4,042,000 and $7,815,000 as of December 31, 2019 and 2018, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2019 and 2018.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2019, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% likelihood. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2019 and 2018 will be fully realized and therefore no valuation allowance was recorded.

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

There were no stock splits or stock dividends in 2019, 2018 or 2017.

Stock-Based Compensation

At December 31, 2019, the Company had one stock-based compensation plan, which is described more fully in Note 13. Compensation expense recorded in 2019, 2018, and 2017 totaled $338,000, $227,000 and $273,000, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the table in Footnote 13. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the dividend yield, option life and forfeiture rate within the valuation model. The expected option life represents the period of time that options granted are expected to be outstanding. The risk-free rate for the period representing the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Operating Segments

While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recently Issued Financial Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize changes to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was initially scheduled to become effective for the Company for interim and annual reporting periods beginning after December 15, 2019, however, on November 15, 2019 the FASB issued ASU 2019-10 delaying the effective date for smaller reporting companies, such as the Company, to interim and annual reporting periods beginning after December 15, 2022; early adoption is still permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, including if it will early adopt the standard, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, on a test basis, with the new CECL specific software during 2020 and 2021 and to disclose any material potential impact of this modeling once it becomes available.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2019 and December 31, 2018. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2018 and 2019. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$15,258	$15,258	$—	$—	$15,258
Interest-bearing deposits in banks	2,552	—	2,552	—	2,552
Available-for-sale securities	261,965	—	261,965	—	261,965
Held-to-maturity securities	248	—	266	—	266
FHLB stock	4,259	N/A	N/A	N/A	N/A
Loans and leases, net	393,802	—	—	396,089	396,089
Accrued interest receivable	1,929	—	780	1,149	1,929
Financial liabilities:
Deposits:
Noninterest-bearing	$227,055	$227,055	$—	$—	$227,055
Savings	75,820	75,820	—	—	75,820
Money market	158,319	158,319	—	—	158,319
NOW accounts	69,834	69,834	—	—	69,834
Time Deposits	73,809	—	73,924	—	73,924
Short-term borrowings	9,000	9,000	—	—	9,000
Long-term borrowings	10,500	—	10,717	—	10,717
Accrued interest payable	120	—	120	—	120

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$20,987	$20,987	$—	$—	$20,987
Federal funds sold	7,000	7,000	—	—	7,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	294,933	4,976	289,957	—	294,933
Held-to-maturity securities	292	—	306	—	306
FHLB stock	3,932	N/A	N/A	N/A	N/A
Loans and leases, net	318,516	—	—	315,235	315,235
Accrued interest receivable	1,959	—	1,044	915	1,959
Financial liabilities:
Deposits:
Noninterest-bearing	$214,745	$214,745	$—	$—	$214,745
Savings	72,522	72,522	—	—	72,522
Money market	145,831	145,831	—	—	145,831
NOW accounts	69,489	69,489	—	—	69,489
Time Deposits	88,087	—	88,078	—	88,078
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10,500	—	10,733	—	10,733
Accrued interest payable	63	—	63	—	63

Because no established market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(Dollars in thousands) December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$241,887	$—	$241,887	$—	$—
Corporate Debt Securities	6,631	—	6,631	—	—

Obligations of states and political subdivisions	13,447	—	13,477	—	—

Total recurring	$261,965	$—	$261,965	$—	$—

December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a nonrecurring basis:
Other Assets:
Repossessed asset	$517	$—	$—	$517	$—

Other real estate owned:Land	846	—	—	846	(111)

Total nonrecurring	$1,363	$—	$—	$1,363	$(111)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(Dollars in thousands) December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$269,049	$—	$269,049	$—	$—
Corporate Debt Securities	6,508	—	6,508	—	—
Obligations of states and political subdivisions	14,400	—	14,400	—	—
U.S. Treasury bonds	4,976	4,976	—	—	—

Total recurring	$294,933	$4,976	$289,957	$—	$—

December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$5,274	$—	$—	$5,274	$—

Other real estate owned:
Land	957	—	—	957	(4)

Total nonrecurring	$6,231	$—	$—	$6,231	$(4)

U.S. Government Agencies and Sponsored Agencies consist predominately of residential mortgage-backed securities. There were no transfers between Levels 1 and 2 during the years ended December 31, 2019 or December 31, 2018.

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

Other assets and real estate owned – Other assets can contain non-real estate property obtained by repossession of collateral in the case of a loan default and are measured at fair value, less costs to sell. Certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on recent appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring other assets and OREO is the sales comparison approach less selling costs ranging from 8% to 10%.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2019 and 2018, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of the codification Topic 350, Goodwill and Other Intangibles. The most recent annual assessment was performed as of December 31, 2019, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined that no impairment recognition was required for the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019 and 2018, the Company did not have other intangible assets.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2019 and 2018 consisted of the following (dollars in thousands):

Available-for-Sale
	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$239,617	$3,371	$(1,101)	$241,887
Obligations of states and political subdivisions	13,308	212	(73)	13,447
Corporate Debt Securities	6,496	135	—	6,631

	$259,421	$3,718	$(1,174)	$261,965

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$271,685	$984	$(3,620)	$269,049
Obligations of states and political subdivisions	14,440	165	(205)	14,400
Corporate Debt Securities	6,493	74	(59)	6,508
U.S. Treasury securities	4,979	—	(3)	4,976

	$297,597	$1,223	$(3,887)	$294,933

U.S. Government Agencies and U.S. Government-sponsored Agencies consist predominately of residential mortgage-backed securities. Net unrealized gains on available-for-sale investment securities totaling $2,544,000 were recorded, net of $752,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2019. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2019 totaled $63,325,000 and $115,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2019.

Net unrealized losses on available-for-sale investment securities totaling $2,664,000 were recorded, net of $788,000 in tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2018. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2018 totaled $29,142,000 and $31,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2018.

Proceeds and gross realized gains from the sale, impairment and call of available-for-sale investment securities for the year ended December 31, 2017 totaled $31,434,000 and $161,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$248	$18	$—	$266

2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$292	$14	$—	$306

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2019, 2018 and 2017.

The amortized cost and estimated fair value of investment securities at December 31, 2019 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$500	$501
After one year through five years	2,937	2,955
After five years through ten years	9,196	9,351
After ten years	7,171	7,271
	19,804	20,078
Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	239,617	241,887	$248	$266
	$259,421	$261,965	$248	$266

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $127,307,000 and $88,460,000 and estimated fair values totaling $129,643,000 and $87,351,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2019 and 2018, respectively.

Investment securities with unrealized losses at December 31, 2019 and 2018 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$65,082	$(438)	$38,380	$(663)	$103,462	$(1,101)
Obligations of states and political subdivisions	8,060	(73)	—	—	8,060	(73)
	$73,142	$(511)	$38,380	$(663)	$111,522	$(1,174)

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$39,267	$(310)	$138,894	$(3,310)	$178,161	$(3,620)
Obligations of states and political subdivisions	2,168	(28)	5,583	(177)	7,751	(205)
U.S. Treasury securities	4,976	(3)	—	—	4,976	(3)
Corporate bonds	497	(4)	1,938	(55)	2,435	(59)
	$46,908	$(345)	$146,415	$(3,542)	$193,323	$(3,887)

At December 31, 2019, the Company held 205 securities of which 41 were in a loss position for less than twelve months and 29 were in a loss position for twelve months or more. These 29 securities consisted of mortgage-backed, corporate and municipal securities.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2019	2018
Real estate – commercial	$214,604	$199,894
Real estate – construction	23,169	5,685
Real estate – multi-family	56,818	56,139
Real estate – residential	29,180	16,338
Commercial	43,019	29,650
Lease financing receivable	—	32
Agriculture	6,479	4,419
Consumer	25,671	10,714

	398,940	322,871

Deferred loan and lease origination fees and costs, net	—	37
Allowance for loan and lease losses	(5,138)	(4,392)

	$393,802	$318,516

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $220,918,000 and $194,431,000 at December 31, 2019 and 2018, respectively (see Note 10).

Salaries and employee benefits totaling $438,000, $357,000 and $177,000 have been deferred as loan and lease origination costs for the years ended December 31, 2019, 2018 and 2017, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2019, 2018 and 2017 and the allocation of the allowance for loan and lease losses as of December 31, 2019, 2018 and 2017 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2019
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$668	$2,114	$564	$267	$220	$88	$192	$279	$4,392
Provision for loan losses	275	(219)	(235)	719	61	19	74	(34)	660
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	7	11	—	—	—	—	68	—	86

Ending balance allocated to portfolio segments	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138

Ending balance:
Individually evaluated for impairment	$—	$133	$—	$—	$9	$—	$—	$—	$142

Ending balance:
Collectively evaluated for impairment	$950	$1,773	$329	$986	$272	$107	$334	$245	$4,996

Loans

Ending balance	$43,019	$214,604	$56,818	$23,169	$29,180	$6,479	$25,671	$—	$398,940

Ending balance:
Individually evaluated for impairment	$—	$7,152	$—	$—	$452	$—	$—	$—	$7,604

Ending balance:
Collectively evaluated for impairment	$43,019	$207,452	$56,818	$23,169	$28,728	$6,479	$25,671	$—	$391,336

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2018
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	422	(68)	(483)	(2)	15	(1)	57	247	(12)	175
Loans charged-off	(213)	—	—	—	—	—	—	(69)	—	(282)
Recoveries	12	8	—	—	—	1	—	—	—	21

Ending balance allocated to portfolio segments	$668	$2,114	$564	$267	$220	$—	$88	$192	$279	$4,392

Ending balance:
Individually evaluated for impairment	$—	$132	$—	$—	$53	$—	$—	$—	$—	$185

Ending balance:
Collectively evaluated for impairment	$668	$1,982	$564	$267	$167	$—	$88	$192	$279	$4,207

Loans

Ending balance	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$—	$322,871

Ending balance:
Individually evaluated for impairment	$—	$7,783	$—	$—	$919	$—	$—	$—	$—	$8,702

Ending balance:
Collectively evaluated for impairment	$29,650	$192,111	$56,139	$5,685	$15,419	$32	$4,419	$10,714	$—	$314,169

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2017
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	659	(104)	196	(177)	(48)	(42)	(33)	(14)	13	450
Loans charged-off	(1,073)	—	—	—	—	—	—	—	—	(1,073)
Recoveries	6	228	—	—	—	41	—	4	—	279

Ending balance allocated to portfolio segments	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478

Ending balance:
Individually evaluated for impairment	$—	$261	$21	$—	$73	$—	$—	$—	$—	$355

Ending balance:
Collectively evaluated for impairment	$447	$1,913	$1,026	$269	$132	$—	$31	$14	$291	$4,123

Loans

Ending balance	$25,377	$185,452	$78,025	$5,863	$15,813	$205	$1,713	$945	$—	$313,393

Ending balance:
Individually evaluated for impairment	$1,598	$10,070	$474	$—	$1,615	$—	$—	$—	$—	$13,757

Ending balance:
Collectively evaluated for impairment	$23,779	$175,382	$77,551	$5,863	$14,198	$205	$1,713	$945	$—	$299,636

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Agriculture	Consumer	Total
Grade:
Pass	$38,085	$208,140	$56,818	$23,169	$28,570	$6,479	$25,596	$386,857
Watch	4,915	6,329	—	—	610	—	75	11,929
Special mention	19	—	—	—	—	—	—	19
Substandard	—	135	—	—	—	—	—	135
Doubtful	—	—	—	—	—	—	—	—

Total	$43,019	$214,604	$56,818	$23,169	$29,180	$6,479	$25,671	$398,940

	December 31, 2018
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$29,570	$185,548	$52,301	$5,685	$15,373	$32	$4,419	$10,691	$303,619
Watch	53	13,118	3,838	—	965	—	—	22	17,996
Special mention	—	1,087	—	—	—	—	—	1	1,088
Substandard	27	141	—	—	—	—	—	—	168
Doubtful	—	—	—	—	—	—	—	—	—

Total	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$322,871

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$43,019	$43,019	$—	$—

Real estate:
Commercial	—	—	—	—	214,604	214,604	—	—
Multi-family	—	—	—	—	56,818	56,818	—	—
Construction	—	—	—	—	23,169	23,169	—	—
Residential	—	—	—	—	29,180	29,180	—	—

Other:
Agriculture	—	—	—	—	6,479	6,479	—	—
Consumer	75	—	—	75	25,596	25,671	—	—

Total	$75	$—	$—	$75	$398,865	$398,940	$—	$—

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2018
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$29,650	$29,650	$—	$27

Real estate:
Commercial	—	—	—	—	199,894	199,894	—	—
Multi-family	—	—	—	—	56,139	56,139	—	—
Construction	—	—	—	—	5,685	5,685	—	—
Residential	—	—	—	—	16,338	16,338	—	—

Other:
Leases	—	—	—	—	32	32	—	—
Agriculture	—	—	—	—	4,419	4,419	—	—
Consumer	—	—	—	—	10,714	10,714	—	—

Total	$—	$—	$—	$—	$322,871	$322,871	$—	$27

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
Commercial	$5,530	$5,664	$—	$5,654	$333
Residential	318	405	—	323	20

	$5,848	$6,069	$—	$5,977	$353

With an allowance recorded:
Real estate:
Commercial	$1,622	$1,693	$133	$1,719	$101
Residential	134	134	9	149	7

	$1,756	$1,827	$142	$1,868	$108

Total:
Real estate:
Commercial	$7,152	$7,357	$133	$7,373	$434
Residential	452	539	9	472	27

	$7,604	$7,896	$142	$7,845	$461

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$4
Real estate:
Commercial	5,645	5,879	—	5,711	283
Residential	323	410	—	326	18

	$5,968	$6,289	$—	$6,037	$305

With an allowance recorded:
Real estate:
Commercial	$2,138	$2,217	$132	$2,199	$133
Residential	596	596	53	611	29

	$2,734	$2,813	$185	$2,810	$162

Total:
Commercial	$—	$—	$—	$—	$4
Real estate:
Commercial	7,783	8,096	132	7,910	416
Residential	919	1,006	53	937	47

	$8,702	$9,102	$185	$8,847	$467

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,598	$2,671	$—	$1,808	$108
Real estate:
Commercial	5,674	5,907	—	5,701	281
Residential	329	416	—	331	19
Other:
Consumer	—	—	—	—	2

	$7,601	$8,994	$—	$7,840	$410

With an allowance recorded:
Real estate:
Commercial	$4,396	$4,483	$261	$4,435	$249
Multi-family	474	474	21	476	33
Residential	1,286	1,286	73	1,295	62

	$6,156	$6,243	$355	$6,206	$344

Total:
Commercial	$1,598	$2,671	$—	$1,808	$108
Real estate:
Commercial	10,070	10,390	261	10,136	530
Multi-family	474	474	21	476	33
Residential	1,615	1,702	73	1,626	81
Other:
Consumer	—	—	—	—	2

	$13,757	$15,237	$355	$14,046	$754

Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $1,000, $43,000 and $2,000 for the years ended December 31, 2019, 2018 and 2017.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings

There were no modifications made during the period ended December 31, 2019 and one modification made during the period ended December 31, 2018 that was considered a troubled debt restructuring. The modification of the terms of the loan in 2018 was a term out of a line of credit to an amortizing loan with a rate reduction. The loan had a pre-modification and post-modification outstanding recorded investment of $18,000. As of December 31, 2019 and 2018, the Company has a recorded investment in troubled debt restructurings of $5,970,000 and $6,642,000, respectively. The Company has allocated $78,000 and $185,000 of specific allowance for those loans at December 31, 2019 and 2018 and has not committed to lend additional amounts.

There were no payment defaults on troubled debt restructurings within 12 months following the modification during the year ended December 31, 2019 and 2018.

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

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Land	$206	$206
Building and improvements	907	886
Furniture, fixtures and equipment	6,475	6,169
Leasehold improvements	1,739	1,721

	9,327	8,982
Less accumulated depreciation and amortization	(8,136)	(7,911)

	$1,191	$1,071

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $226,000, $265,000 and $333,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Savings	$75,820	$72,522
Money market	158,319	145,831
NOW accounts	69,834	69,489
Time, $250,000 or more	46,218	57,028
Other time	27,591	31,059

	$377,782	$375,929

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2019 and 2018. This amount represents 4.8% of total deposit balances at December 31, 2019 and 4.9% at December 31, 2018.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2020	$54,234
2021	8,064
2022	4,457
2023	4,988
2024	2,066
Thereafter	—

$73,809

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Savings	$28	$26	$22
Money market	548	257	123
NOW accounts	15	15	16
Time Deposits	1,487	1,061	694

	$2,078	$1,359	$855
93

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2019 and 2018.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $19,500,000 were outstanding from the FHLB at December 31, 2019, bearing fixed interest rates ranging from 1.31% to 3.17% and maturing between January 1, 2020 and November 24, 2023. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2018, bearing fixed interest rates ranging from 1.18% to 3.17% and maturing between April 30, 2019 and November 24, 2023. Amounts available under the borrowing arrangement with the FHLB at December 31, 2019 and 2018 totaled $143,406,000 and $107,262,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2019 and 2018. Amounts available under the borrowing arrangement with the FRB at December 31, 2019 and 2018 totaled $8,642,000 and $8,340,000, respectively.

The following table summarizes these borrowings (dollars in thousands):

	December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term portion of borrowings	$9,000	1.46%	$5,000	1.32%
Long-term borrowings	10,500	2.48%	10,500	2.02%

	$19,500	2.01%	$15,500	1.79%

Maturities on these borrowings are as follows (dollars in thousands):

Year Ending December 31,
2020	$9,000
2021	2,000
2022	5,000
2023	3,500
Thereafter	—

$19,500
94

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following (dollars in thousands):

	Federal	State	Total
2019

Current	$1,642	$1,001	$2,643
Deferred	(523)	(229)	(752)

Provision for income taxes	$1,119	$772	$1,891

2018

Current	$733	$508	$1,241
Deferred	205	128	333

Provision for income taxes	$938	$636	$1,574

2017

Current	$1,397	$608	$2,005
Deferred	1,222	25	1,247

Provision for income taxes	$2,619	$633	$3,252

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$1,548	$1,328
Unrealized losses on available-for-sale investment securities	—	788
Deferred compensation	1,899	1,695
Future state tax deduction	198	110
Premises and equipment	5	—
Lease liabilities	915	—
Other	72	47

Total deferred tax assets	4,637	3,968
Deferred tax liabilities:
Deferred loan costs	(202)	(291)
Unrealized gains on available-for-sale investment securities	(752)	—
Federal Home Loan Bank stock dividends	(139)	(139)
Other real estate owned	(17)	(50)
Lease right of use asset	(850)	—
Premises and equipment	—	(24)

Total deferred tax liabilities	(1,960)	(504)

Net deferred tax assets	$2,677	$3,464

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2016 and by state and local taxing authorities for years before December 31, 2015. There were no unrecognized tax benefits accrued by the Company as of December 31, 2019. The Company does not expect to have a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 21% in 2019 and 2018 and 34% in 2017 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Federal income tax statutory rate	21.0%	21.0%	34.0%
State franchise tax, net of Federal tax effect	8.3%	8.1%	6.5%
Effect of Federal rate reduction on deferred tax assets	—	—	19.0%
Tax benefit of interest on loans to/investments in states and political subdivisions	(2.9)%	(3.3)%	(6.1)%
Tax-exempt income from life insurance policies	(1.0)%	(1.0)%	(1.7)%
Equity compensation expense	—	0.1%	0.1%
Other	0.2%	(0.6)%	(1.4)%

Effective tax rate	25.6%	24.3%	50.4%
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

Supplemental lease information at or for the year ended December 31, 2019 is as follows:

Balance Sheet
Operating lease asset classified as other assets	$2,875,000
Operating lease liability classified as other liabilities	3,098,000

Income Statement
Operating lease cost classified as occupancy and equipment expense	$756,000
Weighted average lease term, in years	5.63
Weighted average discount rate*	2.97%
Operating cash flows	$754,000

*The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at December 31, 2019 was as follows:

Balance
January 1, 2020 to December 31, 2020	$769,000
January 1, 2020 to December 31, 2021	739,000
January 1, 2021 to December 31, 2022	707,000
January 1, 2022 to December 31, 2023	282,000
January 1, 2023 to December 31, 2024	273,000
Thereafter	657,000
Total lease payments	3,427,000
Less: Interest	(329,000)
Present value of lease liabilities	$3,098,000

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (Continued)

Leases (Continued)

Operating lease cost included in occupancy, furniture and equipment expense totaled $756,000, $753,000 and $755,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	December 31,
	2019	2018
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$41	$47
Commercial real estate, construction and land development commitments secured by real estate	22,508	21,185
Other unused commitments, principally commercial loans	17,775	13,044

	$40,324	$34,276

Standby letters of credit	$300	$361

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

Significant Concentrations of Credit Risk (Continued)

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 81% of the Company’s loan portfolio at December 31, 2019 and 87% at December 31, 2018. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $6,438,000 in uninsured deposits at December 31, 2019. The Company had $9,175,000 in uninsured deposits at December 31, 2018.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Number of
	Net	Shares	Per-Share
For the Year Ended	Income	Outstanding	Amount
December 31, 2019

Basic earnings per share	$5,500	5,847	$0.94

Effect of dilutive stock-based compensation	—	22

Diluted earnings per share	$5,500	5,869	$0.94

December 31, 2018

Basic earnings per share	$4,900	5,871	$0.83

Effect of dilutive stock-based compensation	—	38

Diluted earnings per share	$4,900	5,909	$0.83

December 31, 2017

Basic earnings per share	$3,198	6,349	$0.50

Effect of dilutive stock-based compensation	—	78

Diluted earnings per share	$3,198	6,427	$0.50

No shares were antidilutive for the year ended December 31, 2019 or for the year ended December 31, 2018. Stock options for 34,736 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2017, because they were antidilutive.

Stock Based Compensation

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At December 31, 2019, the total number of authorized shares that are available for issuance under the 2010 Plan is 1,269,229. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. The 2010 Plan, under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the 2010 Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of award.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the 2010 Plan are exercisable until their expiration. The 2010 Plan does not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

There were no options granted in 2017, 2018 or 2019.

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2019 is as follows:

	Outstanding		Nonvested
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
		Price		Fair Value
	Shares	Per Share	Shares	Per Share
Balance, January 1, 2019	41,098	$8.71	7,136	$2.94
Options granted	—	$—	—	$—
Options vested	—	$—	(4,913)	$3.01
Options exercised	(11,140)	$8.50	—	$—
Options expired or canceled	—	$—	—	$—

Balance, December 31, 2019	29,958	$8.79	2,223	$3.24

A summary of options as of December 31, 2019 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options	$9.56
Aggregate intrinsic value of nonvested stock options	$11,804
Weighted average remaining contractual term in years of nonvested stock options	5.39

Vested:
Number of vested stock options	27,735
Number of options expected to vest	2,223
Weighted average exercise price per share	$8.73
Aggregate intrinsic value	$170,293

Weighted average remaining contractual term in years	4.32

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

	Number of	Weighted	Number of
	Options	Average	Options
	Outstanding	Remaining	Exercisable
	December 31,	Contractual	December 31,
Range of Exercise Prices	2019	Life	2019
$7.07- $8.73	5,402	2.38 years	5,402
$8.74- $9.56	24,556	4.85 years	22,333

	29,958		27,735

Restricted Stock

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan. The following is a summary of stock-based compensation information as of or for the years ended December 31, 2019, 2018 and 2017:

There were 33,968 shares of restricted stock awarded during 2019. Of the 33,968 restricted common shares, 11,076 will vest one year from the date of the award, 18,394 will vest 33% per year from the date of the award, and 4,498 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 2.62 years. There were 22,514 shares of restricted stock awarded during 2018. Of the 22,514 restricted common shares, 8,535 will vest one year from the date of the award, 11,599 will vest 33% per year from the date of the award, and 2,380 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 2.45 years.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock (Continued)

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2019	32,528	$14.60
Awarded	33,968	$13.67
Vested	(17,867)	$14.60
Cancelled	(4,658)	$13.91

Nonvested at December 31, 2019	43,971	$13.95

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

	2019	2018	2017
	(Dollars in thousands)
Total intrinsic value of options exercised	$60	$137	$235
Aggregate cash received for option exercises	$95	$189	$351
Total fair value of options vested	$15	$14	$57
Total compensation cost, options and restricted stock	$338	$227	$273
Tax benefit recognized	$88	$53	$99
Net compensation cost, options and restricted stock	$250	$174	$174
Total compensation cost for nonvested option awards not yet recognized	$3	$17	$47
Weighted average years for compensation cost for nonvested options to be recognized	0.3	1.0	1.0
Total compensation cost for restricted stock not yet recognized	$394	$318	$284
Weighted average years for compensation cost for restricted stock to be recognized	0.8	0.8	1.1

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $14.87 as of December 31, 2019.

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during 2019 or 2018 or outstanding at December 31, 2019 or December 31, 2018.

Stock Repurchase Program

On January 24, 2018, the Company approved and authorized a stock repurchase program which authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock.  During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share. The Company did not repurchase shares of its common stock during 2019.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. In 2018 and 2017, the Company declared cash dividends in the amount of $0.05 per common share for each quarter, totaling $0.20 per common share for the years ended December 31, 2018 and 2017. The Company continued declaring cash dividends in the amount of $0.05 per common share for the first two quarters of 2019 and then increased it to $0.07 per common share for the final two quarters of the year, totaling $0.24 per share for the year ended December 31, 2019. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2019 and 2018, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

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

In addition, a “capital conservation buffer,” requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

To be categorized as well capitalized, ARB must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2019 and 2018.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

	December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$64,796	9.2%	$60,276	8.9%

American River Bank	$65,467	9.3%	$60,704	9.0%
Minimum requirement for “Well-Capitalized” institution	$35,366	5.0%	$33,700	5.0%
Minimum regulatory requirement*	$45,975	6.5%	$39,597	5.9%

Common Equity Tier 1 Risk-Based Capital Ratio

American River Bank	$65,467	14.9%	$60,704	16.2%
Minimum requirement for “Well-Capitalized” institution	$28,499	6.5%	$24,307	6.5%
Minimum regulatory requirement*	$30,691	7.0%	$23,839	6.4%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$64,796	14.8%	$60,276	16.1%

American River Bank	$65,467	14.9%	$60,704	16.2%
Minimum requirement for “Well-Capitalized” institution	$35,076	8.0%	$29,916	8.0%
Minimum regulatory requirement*	$37,268	8.5%	$29,449	7.9%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$69,934	15.9%	$64,668	17.3%

American River Bank	$70,605	16.1%	$65,096	17.4%
Minimum requirement for “Well-Capitalized” institution	$43,845	10.0%	$37,395	10.0%
Minimum regulatory requirement*	$46,037	10.5%	$36,928	9.9%

*	Ratio for regulatory requirement includes the capital conservation buffer of 2.50% as of December 31, 2019 and 1.875% as of December 31, 2018.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Merchant fee income	$391	$422	$411
Increase in cash surrender value of life insurance policies (Note 16)	334	307	317
Other	290	277	242

	$1,015	$1,006	$970

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Professional fees	$1,226	$1,158	$1,140
Outsourced item processing	322	315	319
Directors’ expense	518	514	427
Telephone and postage	328	409	360
Stationery and supplies	138	140	135
Advertising and promotion	599	561	228
Other operating expenses	574	307	557

	$3,705	$3,404	$3,166

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $264,000, $230,000 and $196,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 6.51% and 6.20% for 2019 and 2018, respectively. Deferred compensation, including interest earned, totaled $3,274,000 and $3,211,000 at December 31, 2019 and 2018, respectively. The expense recognized under this plan totaled $210,000, $199,000 and $183,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2019 and 2018, the Company had accrued $1,391,000 and $1,402,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $114,000, $85,000 and $234,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with these current and former plans, the Company invested in single premium life insurance policies with cash surrender values totaling $15,763,000 and $15,429,000 at December 31, 2019 and 2018, respectively. Tax-exempt income on these policies, net of expense, totaled approximately $334,000, $307,000 and $317,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into loan and deposit transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate loan activity involving related party borrowers during 2019 (dollars in thousands):

Balance, January 1, 2019	$676
Disbursements	4,275
Amounts repaid	(120)

Balance, December 31, 2019	$4,831

There are no undisbursed commitments to related parties as of December 31, 2019.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $76,000 for each of the years ended December 31, 2019, 2018 and 2017, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
ASSETS

Cash and due from banks	$97	$261
Investment in subsidiaries	83,580	75,149
Other assets	186	172

	$83,863	$75,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$954	$861
Total liabilities	954	861
Shareholders’ equity:
Common stock	30,536	30,103
Retained earnings	50,581	46,494
Accumulated other comprehensive income (loss), net of taxes	1,792	(1,876)

Total shareholders’ equity	82,909	74,721

	$83,863	$75,582

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Income:
Dividends declared by subsidiaries – eliminated in consolidation	$1,505	$4,845	$11,118

Total income	1,505	4,845	11,118

Expenses:
Professional fees	200	155	142
Directors’ expense	374	361	282
Other expenses	231	218	226

Total expenses	805	734	650

Income before equity in undistributed income of subsidiaries	700	4,111	10,468

Equity in undistributed (dividends in excess of) income of subsidiaries	4,554	562	(7,554)

Income before income taxes	5,254	4,673	2,914

Income tax benefit	246	227	284

Net income	$5,500	$4,900	$3,198

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$5,500	$4,900	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed) dividends in excess of income of subsidiaries	(4,554)	(562)	7,554
Equity-based compensation expense	338	227	273
Increase in other assets	(223)	(10)	(95)
Increase (decrease) in other liabilities	93	(127)	(1)

Net cash provided by operating activities	1,154	4,428	10,929

Cash flows from financing activities:
Proceeds from exercised options	95	189	351
Cash dividends paid	(1,413)	(1,188)	(1,293)
Cash paid to repurchase common stock	—	(4,773)	(8,641)

Net cash used in financing activities	(1,318)	(5,772)	(9,583)

Net (decrease) increase in cash and cash equivalents	(164)	(1,344)	1,346

Cash and cash equivalents at beginning of year	261	1,605	259

Cash and cash equivalents at end of year	$97	$261	$1,605
112

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)
	March 31,	June 30,	September 30,	December 31,
2019
Interest income	$6,132	$6,276	$6,555	$6,707
Net interest income	5,549	5,628	5,928	6,104
Provision for loan and lease losses	180	180	120	180
Noninterest income	411	421	417	439
Noninterest expense	4,260	4,148	4,093	4,345
Income before taxes	1,520	1,721	2,132	2,018
Net income	1,146	1,276	1,571	1,507
Basic earnings per share	$0.20	$0.22	$0.27	$0.26
Diluted earnings per share	0.20	0.22	0.27	0.26
Cash dividends per share	0.05	0.05	0.07	0.07
Price range, common stock	$12.01-15.00	$11.66-13.50	$12.04-13.98	$13.09-15.99

2018
Interest income	$5,066	$5,498	$5,666	$6,012
Net interest income	4,737	5,120	5,257	5,532
Provision for loan and lease losses	—	—	50	125
Noninterest income	372	380	377	384
Noninterest expense	3,350	3,828	4,003	4,329
Income before taxes	1,759	1,672	1,581	1,462
Net income	1,353	1,269	1,153	1,125
Basic earnings per share	$0.23	$0.22	$0.20	$0.19
Diluted earnings per share	0.22	0.22	0.20	0.19
Cash dividends per share	0.05	0.05	0.05	0.05
Price range, common stock	$12.21-16.48	$14.95-17.50	$14.90-17.48	$10.50-15.65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2019, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. Listed and included in Part II, Item 8.

    (2) Financial Statement Schedules. Not applicable.

    (3) Exhibits.

Exhibit Number	Document Description
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
(3.2)	Bylaws, as amended and restated, incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2019.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(4.2)	Description of Common Stock registered pursuant to the Securities Exchange Act of 1934, as amended.**
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California, incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000, and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006, the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016, and the Second Amendment thereto dated November 7, 2019, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 5, 2019.
*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
116

*(10.7)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.8)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.

(10.9)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.10)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First and Second Amendments thereto dated April 22, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Third Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.11)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.12)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.13)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
117

*(10.14)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.15)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.16)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007, the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007, and the Second Amendment thereto, dated October 16, 2017, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2017.

(10.18)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008 and First Amendment to lease agreement, between American River Bank, successor to North Coast Bank, a division of American River Bank and 90 E. Street SR. LLC successor to 90 E Street LLC, related to 90 E Street, Santa Rosa, California incorporated by reference herein from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 18, 2018.
(10.19)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.20)	Form of Indemnification Agreement for directors and executive officers of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.21)	Form of Indemnification Agreement for directors and executive officers of American River Bank, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.22)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
*(10.23)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.24)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
118

(10.25)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.26)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

(10.27)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

*(10.28)	Employment Agreement dated October 27, 2017, between the Registrant and David E. Ritchie, Jr., incorporated by reference from Exhibit 10.38 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.29)	Employment Agreement dated May 15, 2018, between the Registrant and Dan C. McGregor, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 1, 2018.

*(10.30)	American River Bankshares Executive Annual Incentive Plan Document, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 21, 2018.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(23.1)	Consent of Crowe Horwath LLP.**

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Label**
101.PRE	XBRL Taxonomy Extension Presentation**

*Denotes management contracts, compensatory plans or arrangements. **Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

119

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 21, 2020	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
Chief Executive Officer
(Principal Executive Officer)

February 21, 2020	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. ANDERSON	Director	2/21/20
Nicolas C. Anderson

/s/ KIMBERLY A.BOX	Director	2/21/20
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	2/21/20
Charles D. Fite

/s/ JEFFERY OWENSBY	Director	2/21/20
Jeffery Owensby

/s/ JULIE A.RANEY	Director	2/21/20
Jeffery Owensby

/s/ DAVID E. RITCHIE, JR.	Director, Chief Executive Officer	2/21/20
David E. Ritchie, Jr.	(Principal Executive Officer)

/s/ WILLIAM A. ROBOTHAM	Director, Vice Chairman	2/21/20
William A. Robotham

/s/ PHILIP A. WRIGHT	Director	2/21/20
Philip A. Wright

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/21/20
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
120