Form 10-Q
period 2020-03-31
AMERICAN RIVER BANKSHARES
filed 2020-05-07
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,918,375 shares outstanding at May 7, 2020

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	46

Part II.

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		48

Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	49
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	51

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$15,272	$15,258
Interest-bearing deposits in banks	11,400	2,552
Total cash and cash equivalents	26,672	17,810
Investment securities:
Available-for-sale, at fair value	255,624	261,965
Held-to-maturity, at amortized cost fair value of $261 in 2020 and $266 in 2019	240	248
Loans, less allowance for loan losses of $5,637 at March 31, 2020 and $5,138 at December 31, 2019	388,044	393,802
Premises and equipment, net	996	1,191
Federal Home Loan Bank stock	4,259	4,259
Goodwill	16,321	16,321
Other real estate owned	846	846
Bank owned life insurance	15,847	15,763
Accrued interest receivable and other assets	7,204	8,148
Total assets	$716,053	$720,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$229,793	$227,055
Interest-bearing	373,343	377,782
Total deposits	603,136	604,837

Short-term borrowings	5,000	9,000
Long-term borrowings	10,500	10,500
Accrued interest payable and other liabilities	10,563	13,107

Total liabilities	629,199	637,444

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,918,375 shares at March 31, 2020 and 5,898,878 shares at December 31, 2019	30,634	30,536
Retained earnings	51,600	50,581
Accumulated other comprehensive income, net of taxes	4,620	1,792

Total shareholders’ equity	86,854	82,909
Total liabilities and shareholders’ equity	$716,053	$720,353

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$4,675	$3,818
Exempt from Federal income taxes	230	149
Interest on Federal funds sold	—	5
Interest on deposits in banks	34	44
Interest and dividends on investment securities:
Taxable	1,739	2,024
Exempt from Federal income taxes	37	92
Total interest income	6,715	6,132
Interest expense:
Interest on deposits	440	489
Interest on borrowings	87	94
Total interest expense	527	583

Net interest income	6,188	5,549

Provision for loan losses	495	180

Net interest income after provision for loan losses	5,693	5,369

Noninterest income:
Service charges on deposit accounts	155	121
Gain on sale of securities	38	36
Other noninterest income	259	254
Total noninterest income	452	411

Noninterest expense:
Salaries and employee benefits	2,865	2,781
Occupancy	256	257
Furniture and equipment	143	140
Federal Deposit Insurance Corporation assessments	27	50
Expenses related to other real estate owned	5	4
Other expense	920	1,028
Total noninterest expense	4,216	4,260

Income before provision for income taxes	1,929	1,520
Provision for income taxes	497	374

Net income	$1,432	$1,146

Basic earnings per share	$0.24	$0.20
Diluted earnings per share	$0.24	$0.20

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,	2020	2019
Net income	$1,432	$1,146
Other comprehensive income:
Increase in net unrealized gains on investment securities	4,053	2,626
Deferred tax expense	(1,198)	(776)
Increase in net unrealized gains on investment securities, net of tax	2,855	1,850

Reclassification adjustment for realized gains included in net income	(38)	(36)
Tax effect	11	10
Realized gains, net of tax	(27)	(26)

Total other comprehensive income	2,828	1,824
Comprehensive income	$4,260	$2,970

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
(dollars in thousands)	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	5,858,428	$30,103	$46,494	$(1,876)	$74,721

Net income			1,146		1,146
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,824	1,824

Cash dividends ($0.05 per share)			(293)		(293)
Net restricted stock award activity and related compensation expense	18,394	79			79
Stock options exercised	11,140	95			95
Stock option compensation expense		4			4

Balance, March 31, 2019	5,887,962	$30,281	$47,347	$(52)	$77,576

Balance, January 1, 2020	5,898,878	$30,536	$50,581	$1,792	$82,909
Net income			1,432		1,432
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				2,828	2,828

Cash dividends ($0.07 per share)			(413)		(413)
Net restricted stock award activity and related compensation expense	19,497	96			96
Stock option compensation expense		2			2

Balance, March 31, 2020	5,918,375	$30,634	$51,600	$4,620	$86,854

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,	2020	2019
Cash flows from operating activities:
Net income	$1,432	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	495	180
Decrease in deferred loan origination fees and costs, net	(64)	(231)
Depreciation and amortization	219	66
Gain on sale and call of investment securities	(38)	(36)
Amortization of investment security premiums and discounts, net	304	404
Increase in cash surrender values of life insurance policies	(84)	(81)
Stock based compensation expense	98	83
(Increase) decrease in accrued interest receivable and other assets	(407)	349
Decrease in accrued interest payable and other liabilities	(2,380)	(656)

Net cash (used in) provided by operating activities	(425)	1,224

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	4,229	2,022
Proceeds from matured available-for-sale investment securities	—	3,000
Purchases of available-for-sale investment securities	(4,987)	(4,702)
Proceeds from principal repayments for available-for-sale investment securities	10,848	10,232
Proceeds from principal repayments for held-to-maturity investment securities	8	15
Net decrease (increase) in loans	8,164	(11,746)
Purchases of loans	(2,837)	(5,694)
Purchases of equipment	(24)	(146)

Net cash provided by (used in) investing activities	15,401	(7,019)

(Continued)

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,	2020	2019
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$1,193	$(17,895)
Net decrease in time deposits	(2,894)	(400)
(Decrease) increase in short term borrowing	(4,000)	14,000
Proceeds from exercised options	—	95
Cash dividends paid	(413)	(293)

Net cash used in financing activities	(6,114)	(4,493)

Increase (decrease) in cash and cash equivalents	8,862	(10,288)

Cash and cash equivalents at beginning of year	17,810	27,733

Cash and cash equivalents at end of period	$26,672	$19,445

Supplemental noncash disclosures:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$—	$3,570

Cash paid during the year for:
Interest expense	$533	$551
Income taxes	$—	$—

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2020 and December 31, 2019, the results of its operations and its cash flows for the three-month periods ended March 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three-month period ended March 31, 2020 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At March 31, 2020 there were 29,958 stock options and 54,468 restricted shares outstanding. The 2010 Plan expired by its term on March 17, 2020. Accordingly, outstanding awards under the 2010 Plan are exercisable and will continue to vest until their expiration, but no new awards may be granted under the 2010 Plan. The 2010 Plan provided for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Under the 2010 Plan, the awards were granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan required that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards are exercisable until their expiration. New shares are issued upon exercise of an option.

The award date fair value of awards is determined by the market price of the Company’s common stock on the date of award and is recognized ratably as compensation expense or director expense over the vesting periods. The shares of common stock awarded pursuant to such agreements vest in increments over one to five years from the date of award. The shares awarded to employees and directors under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit shares that have not vested on the date his or her employment or service is terminated.

Equity Compensation

For the three-month periods ended March 31, 2020 and 2019, the compensation cost recognized for equity compensation was $98,000 and $83,000, respectively. The recognized tax benefit for equity compensation expense was $26,000 and $21,000, for the three-month periods ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the total compensation cost related to nonvested stock option awards not yet recorded is $1,000. This amount will be recognized over the next 0.25 years and the weighted average period of recognizing these costs is expected to be 0.1 years. At March 31, 2020, the total compensation cost related to restricted stock awards not yet recorded is $591,000. This amount will be recognized over the next 4.2 years and the weighted average period of recognizing these costs is expected to be 1.3 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2020 and 2019. A summary of option activity under the Plans as of March 31, 2020 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2020	29,958	$8.79	4.4 years	$182
Granted	—	—	—	—
Exercised	—	—	—	—
Expired, forfeited or cancelled	—	—	—	—
Outstanding at March 31, 2020	29,958	$8.79	4.2 years	$8
Vested at March 31, 2020	27,735	$8.73	4.1 years	$8
Non-vested at March 31, 2020	2,223	$9.56	5.1 years	$—

Restricted Stock

There were 19,497 shares of restricted stock awarded during the three-month period ended March 31, 2020 and 18,394 shares of restricted stock awarded during the three-month period ended March 31, 2019. There were 9,000 and 3,864 restricted stock awards that were fully vested during the three-month periods ended March 31, 2020 and 2019, respectively. The intrinsic value of nonvested restricted stock at March 31, 2020 was $470,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	43,971	$13.95
Awarded	19,497	14.64
Less: Vested	9,000	14.59
Less: Expired, forfeited or cancelled	—	—
Nonvested at March 31, 2020	54,468	$14.09

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month periods ended March 31, 2020 or 2019 or outstanding at March 31, 2020 or December 31, 2019.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $8.62 as of March 31, 2020.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $30,524,000 and standby letters of credit of approximately $60,000 at March 31, 2020 and loan commitments of approximately $40,324,000 and standby letters of credit of approximately $300,000 at December 31, 2019. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2020 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2020 or December 31, 2019.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,858,919 shares and 5,836,579 shares for the three-month periods ended March 31, 2020 and 2019, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (24,657 shares for the three-month period ended March 31, 2020 and 21,048 shares for the three-month period ended March 31, 2019). For the three-month periods ended March 31, 2020 and 2019, there were zero stock options that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$229,280	$7,529	$(1,421)	$235,388
Obligations of states and political subdivisions	13,290	310	(2)	13,598
Corporate bonds	6,496	147	(5)	6,638
	$249,066	$7,986	$(1,428)	$255,624

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$239,617	$3,371	$(1,101)	$241,887
Obligations of states and political subdivisions	13,308	212	(73)	13,447
Corporate bonds	6,496	135	—	6,631
	$259,421	$3,718	$(1,174)	$261,965

Net unrealized gains on available-for-sale investment securities totaling $6,558,000 were recorded, net of $1,938,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2020. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2020 totaled $4,229,000 and $38,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2020.

Net unrealized gains on available-for-sale investment securities totaling $2,544,000 were recorded, net of $752,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2019. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2019 totaled $2,022,000 and $36,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2019.

Held-to-Maturity

March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$240	$21	$—	$261

December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$248	$18	$—	$266

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2020 and March 31, 2019. Investment securities with unrealized losses at March 31, 2020 and December 31, 2019 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$39,050	$(693)	$22,708	$(728)	$61,758	$(1,421)
Obligations of states and political subdivisions	1,507	(2)	—	—	1,507	(2)
Corporate bonds	2,491	(5)	—	—	2,491	(5)
	$43,048	$(700)	$22,708	$(728)	$65,756	$(1,428)

December 31, 2019	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$65,082	$(438)	$38,380	$(663)	$103,462	$(1,101)
Obligations of states and political subdivisions	8,060	(73)	—	—	8,060	(73)
	$73,142	$(511)	$38,380	$(663)	$111,522	$(1,174)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2020 or December 31, 2019.

At March 31, 2020, the Company held 204 securities of which 22 were in a loss position for less than twelve months and 17 were in a loss position for twelve months or more.  These 17 securities consisted of mortgage-backed, corporate and municipal securities.  At December 31, 2019, the Company held 205 securities of which 41 were in a loss position for less than twelve months and 29 were in a loss position for twelve months or more.  These 29 securities consisted of mortgage-backed, corporate and municipal securities.

The unrealized loss on the Company’s investment securities is primarily driven by interest rates.  Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired. The amortized cost and estimated fair values of investment securities at March 31, 2020 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$500	$498
After one year through five years	2,937	2,940
After five years through ten years	10,395	10,673
After ten years	5,954	6,125
	19,786	20,236
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	229,280	235,388	$240	$261
	$249,066	$255,624	$240	$261

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

At March 31, 2020 and December 31, 2019, the recorded investment in nonperforming loans was zero in both periods. Nonperforming loans include all such loans that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection.

At March 31, 2020 and December 31, 2019, the recorded investment in other assets was zero and $517,000, respectively. During the first quarter of 2020, the Company sold the repossessed automobile that was in the other assets category at December 31, 2019 for $517,000. Nonperforming loans and other assets and OREO at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual loans that are current to terms (less than 30 days past due)	$—	$—
Nonaccrual loans that are past due	—	—
Loans past due 90 days and accruing interest	—	—
Other real estate owned	846	846
Other assets	—	517
Total nonperforming assets	$846	$1,363

Nonperforming loans to total loans	—	—
Total nonperforming assets to total assets	0.12%	0.19%

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. Impaired loans as of and for the periods ended March 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	As of March 31, 2020			As of December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Real estate-commercial	$5,502	$5,636	$—	$5,530	$5,664	$—
Real estate-residential	316	403	—	318	405	—
Subtotal	$5,818	$6,039	$—	$5,848	$6,069	$—

With an allowance recorded:

Real estate-commercial	$1,596	$1,667	$126	1,622	1,693	133
Real estate-residential	130	130	8	134	134	9
Subtotal	$1,726	$1,797	$134	$1,756	$1,827	$142

Total:

Real estate-commercial	$7,098	$7,303	$126	$7,152	$7,357	$133
Real estate-residential	446	533	8	452	539	9
	$7,544	$7,836	$134	$7,604	$7,896	$142
14

The following table presents the average balance related to impaired loans for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2020	March 31, 2019

Real estate-commercial	$7,125	$7,823
Real estate-residential	449	915
Total	$7,574	$8,738

The following table presents the interest income recognized on impaired loans for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31, 2020	March 31, 2019

Real estate-commercial	$106	$114
Real estate-residential	7	11
Total	$113	$125

7. TROUBLED DEBT RESTRUCTURINGS

During the periods ended March 31, 2020 and 2019, there were no loans that were modified as troubled debt restructurings.

There were no payment defaults during the three months ended March 31, 2020 or March 31, 2019 on troubled debt restructurings made in the preceding twelve months. At March 31, 2020 and December 31, 2019, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans” in Item 2.

8. ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio allocated by management’s internal risk ratings as of March 31, 2020 and December 31, 2019 are summarized below:

March 31, 2020	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$38,000	$211,866	$52,082	$20,871	$28,538
Watch	37	4,291	—	—	598
Special mention	4,850	—	—	—	—
Substandard	—	134	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$42,887	$216,291	$52,082	$20,871	$29,136

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Agriculture	Consumer	Total
Grade:
Pass	$6,411	$26,587	$384,355
Watch	—	73	4,999
Special mention	—	—	4,850
Substandard	—	—	134
Doubtful or loss	—	—	—
Total	$6,411	$26,660	$394,338

December 31, 2019	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$38,085	$208,140	$56,818	$23,169	$28,570
Watch	4,915	6,329	—	—	610
Special mention	19	—	—	—	—
Substandard	—	135	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$43,019	$214,604	$56,818	$23,169	$29,180

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Agriculture	Consumer	Total
Grade:
Pass	$6,479	$26,317	$387,578
Watch	—	75	11,929
Special mention	—	—	19
Substandard	—	—	135
Doubtful or loss	—	—	—
Total	$6,479	$26,392	$399,661

The allocation of the Company’s allowance for loan losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2020
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Beginning balance, January 1, 2020	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138
Provision for loan losses	63	349	64	(98)	56	(4)	58	7	495
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	1	3	—	—	—	—	—	—	4

Ending balance, March 31, 2020	$1,014	$2,258	$393	$888	$337	$103	$392	$252	$5,637

Ending balance:
Individually evaluated for impairment	$—	$126	$—	$—	$8	$—	$—	$—	$134

Ending balance:
Collectively evaluated for impairment	$1,014	$2,132	$393	$888	$329	$103	$392	$252	$5,503

Loans

Ending balance	$42,887	$216,291	$52,082	$20,871	$29,136	$6,411	$26,660	$—	$394,338

Ending balance:
Individually evaluated for impairment	$—	$7,098	$—	$—	$446	$—	$—	$—	$7,544

Ending balance:
Collectively evaluated for impairment	$42,887	$209,193	$52,082	$20,871	$28,690	$6,411	$26,660	$—	$386,794

December 31, 2019
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Ending balance	$950	$1,906	$329	$986	$281	$107	$334	$142	$5,138

Ending balance:
Individually evaluated for impairment	$—	$133	$—	$—	$9	$—	$—	$—	$142

Ending balance:
Collectively evaluated for impairment	$950	$1,773	$329	$986	$272	$107	$334	$245	$4,996

Loans

Ending balance	$43,019	$214,604	$56,818	$23,169	$29,180	$6,479	$26,392	$—	$399,661

Ending balance:
Individually evaluated for impairment	$—	$7,152	$—	$—	$452	$—	$—	$—	$7,604

Ending balance:
Collectively evaluated for impairment	$43,019	$207,452	$56,818	$23,169	$28,728	$6,479	$26,392	$—	$392,057

March 31, 2019
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Beginning balance, January 1, 2019	$668	$2,114	$564	$267	$220	88	$192	$279	$4,392
Provision for loan losses	(9)	(86)	(144)	141	129	80	65	4	180
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	2	3	—	—	—	—	—	—	5

Ending balance, March 31, 2019	$661	$2,031	$420	$408	$349	$168	$257	$283	$4,577

The Company’s aging analysis of the loan portfolio at March 31, 2020 and December 31, 2019 are summarized below:

March 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 89 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 89 Days and Accruing	Nonaccrual
Commercial:
Commercial	$4,834	$—	$—	$4,834	$38,053	$42,887	$—	$—
Real estate:
Commercial	810	—	—	810	215,481	216,291	—	—
Multi-family	—	—	—	—	52,082	52,082	—	—
Construction	—	—	—	—	20,871	20,871	—	—
Residential	—	—	—	—	29,136	29,136	—	—
Other:
Agriculture	—	—	—	—	6,411	6,411	—	—
Consumer	36	—	—	36	26,624	26,660	—	—
Total	$5,680	$—	$—	$5,680	$388,658	$394,338	$—	$—

December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 89 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 89 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$43,019	$43,019	$—	$—

Real estate:
Commercial	—	—	—	—	214,604	214,604	—	—
Multi-family	—	—	—	—	56,818	56,818	—	—
Construction	—	—	—	—	23,169	23,169	—	—
Residential	—	—	—	—	29,180	29,180	—	—

Other:
Agriculture	—	—	—	—	6,479	6,479	—	—
Consumer	75	—	—	—	26,317	26,392	—	—

Total	$75	$—	$—	$—	$399,586	$399,661	$—	$—

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

Supplemental lease information at or for the three months ended March 31, 2020 is as follows:

Balance Sheet
Operating lease asset classified as other assets	$2,717,000
Operating lease liability classified as other liabilities	2,932,000

Income Statement

Operating lease cost classified as occupancy and equipment expense	$190,000
Weighted average lease term, in years	5.47
Weighted average discount rate (1)	2.98%
Operating cash flows	$194,000

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at March 31, 2020 was as follows:

Balance
April 1, 2020 to December 31, 2020	$579,000
January 1, 2021 to December 31, 2021	739,000
January 1, 2022 to December 31, 2022	707,000
January 1, 2023 to December 31, 2023	282,000
January 1, 2024 to December 31, 2024	273,000
Thereafter	657,000
Total lease payments	3,237,000
Less: Interest	(305,000)
Present value of lease liabilities	$2,932,000

10. BORROWING ARRANGEMENTS

At March 31, 2020 and December 31, 2019, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2020 or December 31, 2019.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at March 31, 2020, bearing interest rates ranging from 1.31% to 3.17% and maturing between July 13, 2020 and November 24, 2023. Advances totaling $19,500,000 were outstanding from the FHLB at December 31, 2019, bearing interest rates ranging from 1.31% to 3.17% and maturing between January 1, 2020 and November 24, 2023. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2020 and December 31, 2019 totaled $144,547,000 and $143,406,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2020 and December 31, 2019 were $6,527,000 and $8,642,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2020 and December 31, 2019.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2020 and 2019.

12. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2020 and December 31, 2019. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value measurement is the exchange price to sell the asset or transfer the liability (exit price) in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The authoritative accounting guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities classified as available-for-sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market spreads, cash flows, the United States Treasury yield curve, live trading levels, trade execution data, dealer quotes, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other items.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2020	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$15,272	$15,272	$—	$—	$15,272
Interest-bearing deposits in banks	11,400	11,400	—	—	11,400
Available-for-sale securities	255,624	—	255,624	—	255,624
Held-to-maturity securities	240	—	261	—	261
FHLB stock	4,259	N/A	N/A	N/A	N/A
Net loans	388,044	—	—	399,333	399,333
Accrued interest receivable	2,012	—	731	1,281	2,012

Financial liabilities:
Deposits:
Noninterest-bearing	$229,793	$229,793	$—	$—	$229,793
Savings	72,800	72,800	—	—	72,800
Money market	162,184	162,184	—	—	162,184
NOW accounts	67,444	67,444	—	—	67,444
Time Deposits	70,915	—	71,206	—	71,206
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	10,500	—	10,797	—	10,797
Accrued interest payable	114	6	108	—	114

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$15,258	$15,258	$—	$—	$15,258
Interest-bearing deposits in banks	2,552	2,552	—	—	2,552
Available-for-sale securities	261,965	—	261,965	—	261,965
Held-to-maturity securities	248	—	266	—	266
FHLB stock	4,259	N/A	N/A	N/A	N/A
Net loans:	393,802	—	—	396,089	396,089
Accrued interest receivable	1,929	—	780	1,149	1,929
Financial liabilities:

Deposits:
Noninterest-bearing	$227,055	$227,055	$—	$—	$227,055
Savings	75,820	75,820	—	—	75,820
Money market	158,319	158,319	—	—	158,319
NOW accounts	69,834	69,834	—	—	69,834
Time Deposits	73,809	—	73,924	—	73,924
Short-term borrowings	9,000	9,000	—	—	9,000
Long-term borrowings	10.500	—	10,714	—	10,714
Accrued interest payable	120	—	120	—	120

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
March 31, 2020
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Entities	$235,388	$—	$235,388	$—	$—
Obligations of states and political subdivisions	13,598	—	13,598	—	—
Corporate Debt securities	6,638	—	6,638	—	—
Total recurring	$255,624	$—	$255,624	$—	$—

Assets and liabilities measured on a nonrecurring basis:

Other real estate owned Land	$846	$—	$—	$846	$—
Total nonrecurring	$846	$—	$—	$846	$—

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2019
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$241,887	$—	$241,887	$—	$—
Corporate Debt securities	6,631	—	6,631
Obligations of states and political subdivisions	13,447	—	13,447	—	—
Total recurring	$261,965	$—	$261,965	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Other assets:
Repossessed asset	$517	$—	$—	$517	$—

Other real estate owned Land	846	—	—	846	—
Total nonrecurring	$1,363	$—	$—	$1,363	$—

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2020 or the twelve months ended December 31, 2019.

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

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize changes to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was initially scheduled to become effective for the Company for interim and annual reporting periods beginning after December 15, 2019, however, on November 15, 2019 the FASB issued ASU 2019-10 delaying the effective date for smaller reporting companies, such as the Company, to interim and annual reporting periods beginning after December 15, 2022; early adoption is still permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, including if it will early adopt the standard, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and purchasing a software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, on a test basis, with the new CECL specific software during 2020 and 2021 and to disclose any material potential impact of this modeling once it becomes available.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820). – Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective for the Company on January 1, 2020. The effects of adopting ASU No. 2018-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

14. NOVEL CORONAVIRUS PANDEMIC (“COVID-19”)

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities we serve, the state of California, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and wellbeing of our employees and clients, and the financial viability of our clients, that continue through the date of this report:

•	We have addressed the safety of our ten branches and our corporate office, following the guidelines of the Center for Disease Control. While the branches generally remain open to clients, we have taken steps, and continue to evaluate those steps, to push as much traffic and transactions as possible to our digital and electronic channels and our night depositories, and many of our employees can and are working remotely;

•	We hold executive meetings to address issues that change rapidly;

•	We have provided extensions and deferrals to borrowers requesting such extensions and deferrals and who have demonstrated adverse effects from COVID-19 provided such clients were not 30 days past due; and
•	We have been participating in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to help provide potentially forgivable loans to our business clients to provide them with additional working capital to enable them to retain their employees. Through May 4, 2020, we have received SBA approval to fund approximately 470 PPP loans totaling $80 million. We believe these loans and our participation in the program are good for our clients and the communities we serve.

We continue to closely monitor this pandemic and expect to make future changes to respond to the pandemic as this situation continues to evolve.

The potential financial impact is unknown at this time. However, if the economic downturn currently being experienced is sustained, it may adversely impact industries within our business footprint and impair the ability of the Company’s borrowers to fulfill their contractual obligations and reduce our opportunity to create new client relationships. This could cause the Company to experience a material adverse effect to its business operations, asset valuations, financial condition and results of operations. Material adverse effects may include valuation impairments on the Company’s loans, investments, goodwill, or deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2019 and March 31, 2020 and its income and expense accounts for the three-month periods ended March 31, 2020 and 2019. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in this “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	The adverse effects of the COVID-19 pandemic on the economy, our business, borrowers, customers and employees and the impact of local, state and federal governments in response to the pandemic, including various government stimulus packages;
•	current and future legislation and regulation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan losses;
•	potential expenses associated with resolving nonperforming assets;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	inadequate internal controls over financial reporting or disclosure controls and procedures;
•	changes in accounting policies and practices and the effects of adopting ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”);
•	potential declines in fee and other noninterest income earned associated with economic factors;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), pandemic disease and viruses, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
27

•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation and other legal developments;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should also be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Potential Impact of COVID-19

The first quarter of 2020 began with optimism based off the progress made in 2019, but that was stalled when the novel coronavirus pandemic (“COVID-19”) arrived and created a global health crisis that has set off an economic crisis causing significant disruption in the local, national and global economies and financial markets. Continuation and further spread of COVID-19 could cause additional quarantines, shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The disruptions in the economy will impair the ability of some of our borrowers to make their loan payments, which could result in significant increases in delinquencies, defaults, foreclosures, declining collateral values, and credit losses on our loans. Similarly, because of changing economic and market conditions, we may be required to recognize credit losses on the investment securities we hold as well.  COVID-19 may also materially disrupt banking and other financial activity generally and may result in a decline in demand for our products and services, including loans and deposits which could negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the “FRB”) has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates, including reducing the target federal funds range by 150 basis points during the first quarter of 2020 to 0% and announcing further quantitative easing in response to the expected economic downturn caused by COVID-19. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability.

In addition to preparing the Company to handle the impact of the economic crisis, protecting the health and wellbeing of our employees and the financial viability of our clients, is now our highest priority. The Company quickly put its pandemic plan into action to adjust to the impact of the health issues from the COVID-19 pandemic on our employees and our clients. We have been working with our clients by assisting them with loan payment deferrals and maintaining service at all of our branch locations, subject to reduced operating hours. We are encouraging the use of our digital and electronic channels and our night depositories, all the while adhering to the ever-evolving State and Federal guidelines. We have been participating in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to help provide loans to our business clients to provide them with additional working capital to enable them to retain their employees.

We believe the COVID-19 pandemic has already impacted our local economy when Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or become unemployed. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. Prior to the pandemic unemployment rates were at all-time lows but we believe these figures will increase significantly in the coming months. According to a study performed by the Center for Business & Policy Research at the University of the Pacific, unemployment rates in the Company’s markets are projected to climb to 18.5% in the Sacramento area and 19% in the Santa Rosa area in May 2020. No data is available for the Amador County area but we anticipate unemployment in Amador County to increase along the same lines. The same article predicts the unemployment rate will increase to 19% in the State of California.

The Company has taken measures to protect the health and safety of its employees by implementing remote work arrangements to the full extent possible, and by adjusting banking offices hours and operational measures to promote social distancing. The Company will continue to analyze economic conditions in our geographic markets and perform stress testing of our investment and loan portfolios. The Company does not currently have a stock repurchase program in place. Our Board of Directors will evaluate whether or not to implement a program following such time that the economic impact of the COVID-19 has been assessed and minimized. On April 16, 2020, the Company announced a $0.07 per share cash dividend payable on May 13, 2020 to shareholders of record on April 29, 2020. Future cash dividend decisions will consider, among other business considerations, the impact of COVID-19 on the Company’s capital and liquidity levels. Based on the Company’s current capital levels, historical conservative underwriting policies, low loan-to-deposit ratio, concentration and geographical diversification of the loan portfolio, the Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels.

While the Company is not exposed to large oil and gas, airline, or the entertainment industries we have been evaluating the exposure to potentially increased loan losses related to the COVID-19 pandemic and have identified the following industry segments most impacted by the pandemic as of March 31, 2020:

Industry	Loan Balance		Percentage of total loans outstanding

Hospitality	—		N/A
Churches	$18,037,000		4.6%
Restaurants	$5,832,000		1.5%
Eldercare	$6,829,000		1.7%
School/childcare	$4,650,000		1.2%
Recreation (golf/sportsclubs)	$1,943,000		0.5%
Oil/Gas	$6,263,000	(1)	1.6%

(1)	Of this total, $1,080,000 is to a gas station and convenience store; $3,376,000 is to a gas station, convenience store and car wash; $845,000 is to a gas station and convenience store; $642,000 is to an auto restoration company; and $320,000 is to a drive though oil change and car wash facility.

The Company is closely monitoring the effects of the pandemic on our loan and deposit clients. We are focusing on assessing the risks in our loan portfolio and working with our borrowers to minimize potential loan losses. We have implemented loan programs to allow borrowers to defer loan principal and interest payments. See “Working with Borrowers” for more information on loan deferrals. Prior to the SBA closing the PPP and the initial $349 billion that was approved for the program was committed, the Company received approval from the SBA to process and fund 139 PPP loans totaling $49,370,000. On April 24, 2020, another $310 billion was added to the PPP. On April 27, 2020, we began to submit applications to the SBA to seek approval for our clients to obtain PPP loans. As of May 4, 2020, we have received approval from the SBA to process and fund 331 additional PPP loans totaling $30,176,000.

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

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	For the three months ended March 31,
	2020	2019
Net interest income (GAAP)	$6,188	$5,549
Tax equivalent adjustment	56	48
Net interest income - tax equivalent adjusted (non-GAAP)	$6,244	$5,597

Average earning assets	$669,974	$632,995
Net interest margin (GAAP)	3.71%	3.54%
Net interest margin (non-GAAP)	3.75%	3.59%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	For the three months ended March 31,
	2020	2019
Net interest income (GAAP)	$6,188	$5,519
Tax equivalent adjustment	56	78
Net interest income – tax-equivalent adjusted (non-GAAP)	$6,244	$5,597
Noninterest income	452	411
Total income	6,696	6,008
Total noninterest expense	4,216	4,260
Efficiency ratio, fully tax-equivalent (non-GAAP)	62.96%	70.91%

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss data and the economic environment as factors, among others, in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses inherent in the Company’s credit portfolio that have been incurred as of the balance-sheet date. The allowance is based on two basic principles of accounting: (1) “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) the “Receivables” topic, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses a historical loss view as an indicator of future losses and as a result could differ from the actual losses incurred in the future. Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses Activity.”

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 99 full-time employees as of March 31, 2020.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2020 and 2019, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,432,000 for the quarter ended March 31, 2020, which was an increase of $286,000 (25.0%) compared to $1,146,000 reported for the same period of 2019. Diluted earnings per share for the first quarter of 2020 was $0.24, an increase of 20.0% compared to the $0.20 per share reported in the first quarter of 2019. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2020 were 6.77% and 0.80%, respectively, as compared to 6.17% and 0.68%, respectively, for the same period in 2019.

Total assets of the Company decreased by $4,300,000 (0.6%) from $720,353,000 at December 31, 2019 to $716,053,000 at March 31, 2020. Net loans totaled $388,044,000 at March 31, 2020, a decrease of $5,758,000 (1.5%) from $393,802,000 at December 31, 2019. Deposit balances at March 31, 2020 totaled $603,136,000, a decrease of $1,701,000 (0.3%) from $604,837,000 at December 31, 2019. The Company ended the first quarter of 2020 with a leverage capital ratio of 9.4%, a Tier 1 capital ratio of 15.3%, and a total risk-based capital ratio of 16.6% compared to 9.2%, 14.8%, and 15.9%, respectively, at December 31, 2019.

Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended March 31,
	2020	2019
Interest income*	$6,771	$6,180
Interest expense	(527)	(583)
Net interest income*	6,244	5,597
Provision for loan losses	(495)	(180)
Noninterest income	452	411
Noninterest expense	(4,216)	(4,260)
Provision for income taxes	(497)	(374)
Tax equivalent adjustment	(56)	(48)
Net income	$1,432	$1,146

Average total assets	$721,439	$686,162
Net income (annualized) as a percentage of average total assets	0.80%	0.68%

*	Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.75% for the three months ended March 31, 2020 and 3.59% for the three months ended March 31, 2019.

The fully taxable equivalent interest income component for the first quarter of 2020 increased $591,000 (9.6%) to $6,771,000 compared to $6,180,000 for the three months ended March 31, 2019. The increase in the fully taxable equivalent interest income for the first quarter of 2020 compared to the same period in 2019 is broken down by rate (down $7,000) and volume (up $598,000). The primary driver in this rate decrease was a decrease in the yield on investments, which led to a decrease of $113,000, and a decrease in the yield on interest-bearing deposits in banks, which led to a decrease of $25,000. These decreases were partially offset by an increase in the yield on loans, which contributed an increase of $131,000. The yield on investments decreased from 2.87% in the first three months of 2019 to a yield of 2.69% during the first three months of 2020. The yield on loans increased from 4.93% in the first quarter of 2019 to 5.03% in the first quarter of 2020. The volume increase of $598,000 was primarily from an increase in loans ($826,000) partially offset by a decrease in investment balances ($238,000). Average loans balances increased $67,752,000, (or 20.6%), from $328,570,000 during the first quarter of 2019 to $396,322,000 during the first quarter of 2020 and the average investment balances decreased $32,229,000, (or 10.8%), from $297,266,000 during the first quarter of 2019 to $265,037,000 during the first quarter of 2020. This increase in loans and decrease in investments increased the yield on earning assets from 3.96% during the first quarter of 2019 to 4.06% during the first quarter of 2020.

Interest expense was $527,000 or $56,000 (9.6%) lower in the first quarter of 2020 compared to $583,000 in the first quarter of 2019. The net $56,000 decrease in interest expense during the first quarter of 2020 compared to the first quarter of 2019 was predominantly volume related which reduced expense by $79,000. This decrease was partially offset by rates which increased expense by $23,000. Despite the decrease in interest expense related to volume, the Company experienced an increase in interest bearing balances. Average interest bearing balances increased $743,000 (0.2%) from $391,774,000 in the first quarter of 2019 to $392,517,000 in the first quarter of 2020. The increase in balances occurred in the lower cost interest checking and money market deposit balances which increased $19,219,000 (9.1%) from $211,003,000 in the first quarter of 2019 to $230,222,000 in the first quarter of 2020. This increase was partially offset by a decrease in the higher cost time deposit balances which decreased $16,849,000 (19.2%) from $87,636,000 in the first quarter of 2019 to $70,787,000 in the first quarter of 2020. Also, despite the increase in interest expense due to rates the overall cost of funds decreased from 0.60% in the first three months of 2019 to 0.54% during the first three months of 2020. Rates decreased in the higher cost time deposits, which decreased from 1.80% in the first quarter of 2019 to 1.30% in the first quarter of 2020.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,	2020			2019
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans(1)	$372,826	$4,675	5.04%	$312,588	$3,818	4.95%
Tax-exempt loans(2)	23,496	278	4.76%	15,982	178	4.52%
Taxable investment securities	259,592	1,739	2.69%	283,006	2,024	2.90%
Tax-exempt investment securities(2)	5,445	45	3.32%	14,260	111	3.16%
Federal funds sold	—	—	—	700	5	2.90%
Interest-bearing deposits in banks	8,615	34	1.59%	6,459	44	2.76%
Total earning assets	669,974	6,771	4.06%	632,995	6,180	3.96%
Cash & due from banks	16,008			16,176
Other assets	40,675			41,411
Allowance for loan losses	(5,218)			(4,420)
	$721,439			$686,162

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$230,222	204	0.36%	$211,003	94	0.18%
Savings	74,530	7	0.04%	73,602	7	0.04%
Time deposits	70,787	229	1.30%	87,636	388	1.80%
Other borrowings	16,978	87	2.06%	19,533	94	1.95%
Total interest bearing liabilities	392,517	527	0.54%	391,774	583	0.60%
Noninterest bearing demand deposits	232,562			209,456
Other liabilities	11,282			9,628
Total liabilities	636,361			610,858
Shareholders’ equity	85,078			75,304
	$721,439			$686,162
Net interest income & margin(3)		$6,244	3.75%		$5,597	3.59%

(1)	Loan interest includes loan fees of $171,000 and $106,000, respectively, during the three months ended March 31, 2020 and March 31, 2019. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2020 and 2019.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days for 2020 and 90 days for 2019) and annualized to actual days in the year (366 days for 2020 and 365 days for 2019).

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended March 31, 2020 over 2019 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans (1)(2)	$742	$115	$857
Tax-exempt net loans (3)	84	16	100
Taxable investment securities	(169)	(116)	(285)
Tax exempt investment securities (3)	(69)	3	(66)
Federal funds sold	(5)	—	(5)
Interest-bearing deposits in banks	15	(25)	(10)
Total	598	(7)	591
Interest-bearing liabilities:
Interest checking and money market	9	101	110
Savings deposits	—	—	—
Time deposits	(75)	(84)	(159)
Other borrowings	(13)	6	(7)
Total	(79)	23	(56)
Interest differential	$677	$(30)	$647

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $171,000 and $106,000, respectively, during the three months ended March 31, 2020 and March 31, 2019 which have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2020 and 2019.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Company provided $495,000 to the provision for loan losses for the first quarter of 2020 compared to $180,000 in the first quarter of 2019. The Company experienced net loan recoveries of $4,000 or (0.00%) (on an annualized basis) of average loans for the three months ended March 31, 2020 compared to net loan recoveries of $5,000 or (0.01%) (on an annualized basis) of average loans for the three months ended March 31, 2019. The Company continues to experience an overall improvement in the credit quality of the loan portfolio and a reduction of credit losses, however, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, the $495,000 addition to the provision for loan losses during the first quarter of 2020 was warranted. For additional information see the “Allowance for Loan Losses Activity” and “Potential Impact of COVID-19.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Service charges on deposit accounts	$155	$121
Gain on sale of securities	38	36
Merchant fee income	93	90
Bank owned life insurance	84	81
Other	82	83
Total noninterest income	$452	$411

Noninterest income increased $41,000 (10.0%) to $452,000 for the three months ended March 31, 2020 as compared to $411,000 for the three months ended March 31, 2019. The increase in noninterest income was primarily related to higher service charges on deposit accounts, which increased $34,000 (28.1%) from $121,000 in 2019 to $155,000 in 2020.

Noninterest Expense

Noninterest expense decreased $44,000 (1.0%) to a total of $4,216,000 in the first quarter of 2020 compared to $4,260,000 in the first quarter of 2019. Salary and employee benefits expense increased $83,000 (3.0%) from $2,781,000 during the first quarter of 2019 to $2,865,000 during the first quarter of 2020. The increase in salaries and benefits expense resulted from normal cost of living increases and promotions. Average full-time equivalent employees was 101 during the first quarter of 2020 compared to 103 during the first quarter of 2019. On a quarter-over-quarter basis, occupancy expense decreased $1,000 (0.4%) and furniture and equipment expense increased $3,000 (2.1%). FDIC assessments decreased $23,000 (46.0%) from the first quarter of 2019 to the first quarter of 2020. The decreased FDIC assessments result from the FDIC insurance fund reaching the target of 1.38% and the Company being able to use the Small Bank Assessment Credits, awarded to banks like American River Bank, which essentially gave banks a credit for the assessments paid in the latter half of 2019 and for a partial amount of the expense for the first quarter of 2020. OREO related expenses increased $1,000 (25.0%) from $4,000 in the first quarter of 2019 to $5,000 in the first quarter of 2020. Other expense decreased $108,000 (10.5%) from $1,028,000 in the first quarter of 2019 to $920,000 in the first quarter of 2020. There were numerous line items that make up the $108,000 decrease in other expenses but the largest change occurred in advertising and business development. Advertising and business development decreased $123,000 (63.4%) from $194,000 in the first quarter of 2019 to $71,000 in the first quarter of 2020. Much of this decrease is related to the shelter-in-place order within our markets reducing the number of business development opportunities and events. The fully taxable equivalent efficiency ratio decreased from 70.9% for the first quarter of 2019 to 63.0% for the first quarter of 2020.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2020 increased $123,000 (33.3%) from $374,000 in the first quarter of 2019 to $497,000 in the first quarter of 2020. The effective tax rate for the quarter ended March 31, 2020 was 25.8% compared to 24.6% for the first quarter of 2019. The higher tax expense was related to the higher level of taxable income ($406,000 or 26.9%) in 2020 ($1,929,000) compared to 2019 ($1,520,000). The higher effective tax rate in 2020 compared to 2019 is also related to the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. In the first quarter of 2019 the Company recognized $44,000 in tax credit under ASU 2016-09 and in the first quarter of 2020 the Company recognized $4,000 in tax credit under ASU 2016-09.

Balance Sheet Analysis

The Company’s total assets were $716,053,000 at March 31, 2020 as compared to $720,353,000 at December 31, 2019, representing a decrease of $4,300,000 (0.6%). The average assets for the three months ended March 31, 2020 were $721,439,000, which represents an increase of $35,277,000 or 5.1% over the balance of $686,162,000 during the three-month period ended March 31, 2019.

Investment Securities

Table Five below summarizes the values of the Company’s investment securities held on March 31, 2020 and December 31, 2019.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2020	December 31, 2019
Debt securities:
US Government Agencies and Sponsored Agencies	$235,388	$241,887
Obligations of states and political subdivisions	13,598	13,447
Corporate bonds	6,638	6,631
Total available-for-sale investment securities	$255,624	$261,965
Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and Sponsored Agencies	$240	$248
Total held-to-maturity investment securities	$240	$248

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Net unrealized gains on available-for-sale investment securities totaling $6,558,000 were recorded, net of $1,938,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at March 31, 2020 and net unrealized gains on available-for-sale investment securities totaling $2,544,000 were recorded, net of $752,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2019.

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

Loans

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) agriculture; and (7) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $12.9 million in new loans during the first three months of 2020. This production was offset by pay downs and payoffs, and resulted in an overall decrease in net loans of $5,758,000 (1.5%) from December 31, 2019.

A significant portion of the Company’s loans are direct loans made to individuals and local businesses. The Company relies substantially on networking, local promotional activity, and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment. Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos (including classic and collectors autos), boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from three to ten years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of first trust deed loans on properties that produce grapes, fruit, and nut loans. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term residential mortgage loans.

Table Six below summarizes the composition of the loan portfolio as of March 31, 2020 and December 31, 2019.

Table Six: Loan Portfolio Composition

(dollars in thousands)	March 31, 2020		December 31, 2019		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$42,887	11%	$43,019	11%	$(132)	(0.3%)
Real estate
Commercial	216,291	55%	214,604	54%	1,687	0.8%
Multi-family	52,082	13%	56,818	14%	(4,736)	(8.3%)
Construction	20,871	5%	23,169	6%	(2,298)	(9.9%)
Residential	29,136	7%	29,180	7%	(44)	(0.2%)
Agriculture	6,411	2%	6,479	2%	(68)	(1.0%)
Consumer	26,660	7%	26,392	6%	268	1.0%
Total loans	394,338	100%	399,661	100%	(5,323)	(1.3%)
Deferred loan (fees) and costs, net	(657)		(721)		64
Allowance for loan losses	(5,637)		(5,138)		(499)
Total net loans	$388,044		$393,802		$(5,758)	(1.5%)

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 80% of the Company’s loan portfolio at March 31, 2020 and 81% as of December 31, 2019. Management believes that the residential land and construction portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of March 31, 2020, outstanding unimproved residential land and construction loans were $4,269,000 (or just 1.3% of the total real estate loans). Of the $4,269,000, $1,969,000 (46%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A decline in the economy in general, or decline in real estate values in the Company’s market areas, in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. See “Potential Impact of COVID-19.” Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s market area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonperforming, Past Due and Restructured Loans

Management places loans on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan is well secured and in the process of collection. Loans are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely. The recorded investments in nonperforming loans, which includes nonaccrual loans and loans that were 90 days or more past due and on accrual, totaled zero at both March 31, 2020 and December 31, 2019, respectively.

There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2020. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2020, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2020 and December 31, 2019.

Table Seven: Nonperforming Loans
(dollars in thousands)	March 31,	December 31,
	2020	2019
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	—
Real estate	—	—
Consumer	—	—
Total nonperforming loans	$—	$—

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing whether a loan is impaired, the Company typically reviews loans graded substandard or lower with outstanding principal balances in excess of $100,000, as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. The Company identifies troubled debt restructures by reviewing each renewal, modification, or extension of a loan with a screening document.  This document is designed to identify any characteristics of such a loan that would qualify it as a troubled debt restructure.  If the characteristics are not present that would qualify a loan as a troubled debt restructure, it is deemed to be a modification.

At March 31, 2020, the recorded investment in loans that were considered to be impaired totaled $7,544,000, all of which are considered performing loans. Of the total impaired loans of $7,544,000, loans totaling $5,818,000 were deemed to require no specific reserve and loans totaling $1,726,000 were deemed to require a related valuation allowance of $134,000. Of the $5,818,000 impaired loans that did not carry a specific reserve there were $474,000 in loans that had previous partial charge-offs and $5,344,000 in loans that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan balance. The recorded investment in loans that were considered to be impaired totaled $7,604,000 at December 31, 2019. Of the total impaired loans of $7,604,000, loans totaling $5,848,000 were deemed to require no specific reserve and loans totaling $1,756,000 were deemed to require a related valuation allowance of $142,000.

Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary.  In the first quarter of 2020, the Company had net loan recoveries of $4,000 with $495,000 in provisions for loan losses. Despite the Company’s continued improvement in the credit quality of the loan portfolio, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, management believes that the $495,000 addition to the provision for loan losses during the first quarter of 2020 was warranted. In the first quarter of 2019, the Company had net loan recoveries of $5,000 with $180,000 in added provision.

During the periods ended March 31, 2020 and March 31, 2019, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended March 31, 2020 or March 31, 2019 on troubled debt restructurings made in the preceding twelve months. At March 31, 2020 and December 31, 2019, there were no unfunded commitments on those loans considered troubled debt restructures.

Working with Borrowers

The FDIC is encouraging financial institutions, like American River Bank, to provide borrowers affected in a variety of ways by the COVID-19 outbreak with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Such assistance provided in a prudent manner to borrowers facing short-term setbacks could help the borrower and our community to recover. The FDIC suggested that these loan accommodation programs may involve protracted resolutions, but that all accommodations should be ultimately targeted toward loan repayment.

The FDIC suggested that financial institutions should consider ways to address any deferred or skipped payments such as extending the original maturity date or by making those payments due in a balloon payment at the maturity date of the loan. As of March 31, 2020, the Company was in discussion with its borrowers to seek ways in which the Company could assist them during the COVID-19 but had not yet deferred any loan payments. On April 1, 2020, the Company began deferring loan payments for some its borrowers. As of May 4, 2020, the following arrangements had been made for borrowers requesting loan deferrals:

Payments for principal and interest deferred for three months with the maturity extended three months:

Seven commercial loans with principal balances totaling $3,942,000;

Thirty-six consumer auto loans with principal balances totaling $4,289,000;

Twenty-nine commercial real estate loans with principal balances totaling $33,110,000;

Five residential real estate loans with principal balances totaling $5,539,000; and

Three multi-family loans with principal balances totaling $10,133,000.

Payments for principal and interest deferred for four months with the maturity extended four months:

Three commercial loans with principal balances totaling $5,109,000; and

Four commercial real estate loans with principal balances totaling $3,465,000.

Payments for principal and interest deferred for three months, due at maturity:

Five commercial real estate loans with principal balances totaling $9,068,000;

One multi-family loan with a principal balance totaling $1,381,000: and

One residential real estate loan with a principal balance totaling $771,000.

Payments for principal and interest deferred for four months, due at maturity:

One commercial real estate loan with a principal balance totaling $125,000.

Payments for interest only for six months, maturity was not extended:

One commercial real estate loan with a principal balance totaling $2,657,000.

The Company expects to continue to work with its borrowers and make prudent credit arrangements if needed, with the intention of acting in a safe and sound manner.

Allowance for Loan Losses Activity

The Company maintains an allowance for loan losses (“ALLL”) to cover probable losses inherent in the loan portfolio, which is based upon management’s estimate of those losses. The ALLL is established through a provision for loan losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

The adequacy of the ALLL and the level of the related provision for loan losses is determined based on management’s judgment after consideration of numerous factors including, but not limited to: (i) local and regional economic conditions, (ii) the financial condition of the borrowers, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrower’s business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

The ALLL totaled $5,637,000 or 1.43% of total loans at March 31, 2020 compared to $5,138,000 or 1.29% of total loans at December 31, 2019. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans as a percentage of impaired loans was 74.7% at March 31, 2020 and 67.6% at December 31, 2019. Of the total non-performing and impaired loans outstanding as of March 31, 2020, there were $787,000 in loans that had been reduced by partial charge-offs of $292,000.

The Company’s policy with regard to loan charge-offs continues to be that a loan is charged off against the ALLL when management believes that the collectability of the principal is unlikely. As previously discussed in the “Impaired Loans” section, certain loans are evaluated for impairment. Generally, if a loan is collateralized by real estate or other collateral, and considered collateral dependent, the impaired portion will be charged off to the allowance for loan losses unless it is in the process of collection, in which case a specific reserve may be warranted.

It is the policy of management to maintain the allowance for loan losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Formula allocations are calculated by applying historical loss factors to outstanding loans with similar characteristics.  Historical loss factors are based upon the Company’s loss experience. These historical loss factors are adjusted for changes in the business cycle and for significant factors that, in management’s judgment, affect the collectability of the loan portfolio as of the evaluation date.  The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances.  The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions. Based on information currently available, management believes that the allowance for loan losses is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty. Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan Losses

(dollars in thousands)	Three Months Ended March 31,
	2020	2019
Average loans outstanding	$396,322	$328,570

Allowance for loan losses at beginning of period	$5,138	$4,392
Loans charged off:
Total	—	—
Recoveries of loans previously charged off:
Commercial	1	2
Real estate	3	3
Total	4	5
Net loans recovered	4	5
Additions to allowance charged to operating expenses	495	180
Allowance for loan losses at end of period	$5,637	$4,577
Ratio of net recoveries to average loans outstanding (annualized)	0.00%	(0.01%)
Provision of allowance for loan losses to average loans outstanding (annualized)	0.50%	0.22%
Allowance for loan losses to loans net of deferred fees at end of period	1.43%	1.34%

Other Real Estate Owned

At March 31, 2020 and December 31, 2019, the Company had one other real estate owned (“OREO”) property totaling $846,000. During the first quarter of 2020, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at March 31, 2020 nor at year-end 2019. The Company believes that the OREO property owned at March 31, 2020 was carried approximately at fair value.

Deposits

At March 31, 2020, total deposits were $603,136,000 representing a $1,701,000 (0.3%) decrease from the December 31, 2019 balance of $604,837,000. The Company’s deposit growth plan for 2020 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group while at the same time retaining our high-valued deposit relationships. The Company’s balances in noninterest-bearing checking, interest-bearing checking, and savings, in total, remained relatively unchanged from December 31, 2019 increasing overall by $1,193,000 (0.2%), however, balances in money market accounts increased $3,865,000 (2.4%). The increase in money market accounts was offset by a decrease in time deposits balances, which decreased $2,894,000 (3.9%) from $73,809,000 at December 31, 2019 to $70,915,000 at March 31, 2020 and savings accounts balances, which decreased $3,020,000 (4.0%) from $75,820,000 at December 31, 2019 to $72,800,000 at March 31, 2020.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2020 and December 31, 2019, consist of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$5,000	1.31%	$9,000	1.46%
Long-term borrowings:
FHLB advances	$10,500	2.48%	$10,500	2.48%

The maximum amount of short-term borrowings at any month-end during the first three months of 2020 and 2019 was $12,000,000 and $19,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands) as of March 31, 2020:

	Short-term	Long-term
Amount	$5,000	$10,500
Maturity	2020	2021 to 2023
Weighted average rates	1.31%	2.48%

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At March 31, 2020, shareholders’ equity was $86,854,000, representing an increase of $3,945,000 (4.8%) from $82,909,000 at December 31, 2019. The increase results from net income for the period ($1,432,000), stock based compensation ($98,000), and the increase from other comprehensive income ($2,828,000), exceeding the payment of cash dividends ($413,000). Table Ten below lists the Company’s and American River Bank’s capital ratios at March 31, 2020 and December 31, 2019, as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution. While the Company has elected to adopt the community bank leverage ratio framework in which it is no longer required to report the risk-based capital ratios, we believe reporting them to our shareholders allows them to compare the ratios of companies of similar size and, therefore, are presented below.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	March 31,	December 31,	Minimum Regulatory Capital Requirements
	2020	2019	2020	2019
American River Bankshares
Leverage Ratio	9.4%	9.2%	N/A	N/A
Tier 1 Risk-Based Capital	15.3%	14.8%	N/A	N/A
Total Risk-Based Capital	16.6%	15.9%	N/A	N/A

American River Bank
Leverage Ratio	9.5%	9.3%	6.5%	6.5%
Common Equity Tier 1 Risk-Based Capital	15.5%	14.9%	N/A	7.0%
Tier 1 Risk-Based Capital	15.5%	14.9%	N/A	8.5%
Total Risk-Based Capital	16.7%	16.1%	N/A	10.5%

On February 12, 2020, the Company paid a $0.07 per common share cash dividend to shareholders of record on January 29, 2020. This 2020 quarterly dividend follows four quarterly cash dividends, totaling $0.24 per share, paid in 2019. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Accordingly, we cannot provide any assurance that we will continue to pay cash dividends at the same historical rates, or at all. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2020 and December 31, 2019.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more ($3 Billion or more effective August 30, 2018) and banks like American River Bank must comply with minimum capital ratio requirements which have been fully phased in. The capital requirements consist of the following: (i) a common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer,” was established which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The buffer requirement became fully phased in on January 1, 2019, increasing to 2.50%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2020 and 2019.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2020 were approximately $30,524,000 and $60,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2020, consolidated liquid assets totaled $138.0 million or 19.3% of total assets compared to $141.5 million or 19.6% of total assets on December 31, 2019. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2020, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2020, the Bank could have arranged for up to $160,047,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2020, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $144,547,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2020, the Company’s borrowing capacity at the Federal Reserve Bank was $6,527,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2020 and December 31, 2019, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $30,584,000 and $40,624,000 at March 31, 2020 and December 31, 2019, respectively. As a percentage of net loans these off-balance sheet items represent 7.9% and 10.3%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2020

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$315	$1,099
+200bp	$650	$2,249
-100bp	$(135)	$(837)
-200bp	$(424)	$(2,184)

After a review of the model results as of March 31, 2020, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2019, filed with the Securities and Exchange Commission on February 21, 2020, except as described below.

The COVID-19 pandemic has significantly impacted the State of California and our business. We have already experienced an adverse impact on our business as result of the pandemic. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. Our operations, like those of other financial institutions, are significantly influenced by economic conditions in California, including the strength of the real estate market and construction industry. As a result, the demand for our products and services has been, and may continue to be, adversely impacted.

Furthermore, the pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. For the period ending March 31, 2020, we increased our allowance for loan losses by $495,000, primarily as a result of the COVID-19 pandemic. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily reduced hours at our branches and staff are working remotely. In response to the pandemic, we have implemented loan programs to allow borrowers to defer loan principal and interest payments and are participating in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to help provide loans to our business clients to provide them with additional working capital to enable them to retain their employees. We and our customers have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to negatively impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares during 2019 or the first three months of 2020 and does not currently have a stock repurchase program in place.

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

*Filed herewith
** Furnished herewith
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 7, 2020	By:	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 7, 2020	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
48