Form 10-Q
period 2020-06-30
AMERICAN RIVER BANKSHARES
filed 2020-08-06
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,938,009 shares outstanding at August 6, 2020

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

Part II.

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53

Signatures		54

Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	June 30, 2020	December 31, 2019
ASSETS

Cash and due from banks	$17,472	$15,258
Interest-bearing deposits in banks	95,230	2,552
Total cash and cash equivalents	112,702	17,810
Investment securities:
Available-for-sale, at fair value	252,120	261,965
Held-to-maturity, at amortized cost; fair value of $255 at June 30, 2020 and $266 at December 31, 2019	233	248
Loans, less allowance for loan losses of $6,198 at June 30, 2020 and $5,138 at December 31, 2019	460,440	393,802
Premises and equipment, net	979	1,191
Federal Home Loan Bank stock	4,212	4,259
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	846	846
Bank owned life insurance	15,932	15,763
Accrued interest receivable and other assets	7,133	8,148
Assets	$870,918	$720,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$310,502	$227,055
Interest-bearing	431,148	377,782
Total deposits	741,650	604,837

Short-term borrowings	17,000	9,000
Long-term borrowings	10,460	10,500
Accrued interest payable and other liabilities	11,538	13,107

Total liabilities	780,648	637,444

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,938,009 shares at June 30, 2020 and 5,898,878 shares at December 31, 2019	30,745	30,536
Retained earnings	52,927	50,581
Accumulated other comprehensive income, net of taxes	6,598	1,792

Total shareholders’ equity	90,270	82,909
Total liabilities and shareholders' equity	$870,918	$720,353

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2020	2019	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$5,084	$4,086	$9,759	$7,904
Exempt from Federal income taxes	202	194	432	343
Interest on Federal funds sold	—	—	—	5
Interest on deposits in banks	20	36	54	80
Interest and dividends on investment securities:
Taxable	1,633	1,886	3,372	3,910
Exempt from Federal income taxes	36	74	73	166
Total interest income	6,975	6,276	13,690	12,408
Interest expense:
Interest on deposits	373	524	813	1,013
Interest on borrowings	82	124	169	218
Total interest expense	455	648	982	1,231

Net interest income	6,520	5,628	12,708	11,177

Provision for loan losses	545	180	1,040	360

Net interest income after provision for loan losses	5,976	5,448	11,669	10,817

Noninterest income:
Service charges on deposit accounts	111	139	266	260
Gain on sale of investment securities	—	29	38	65
Other noninterest income	225	253	484	507
Total noninterest income	336	421	788	832

Noninterest expense:
Salaries and employee benefits	2,511	2,744	5,376	5,525
Occupancy	259	255	515	512
Furniture and equipment	139	140	282	280
Federal Deposit Insurance Corporation assessments	49	45	76	95
Expenses related to other real estate owned	18	4	23	8
Other expense	940	960	1,860	1,988
Total noninterest expense	3,916	4,148	8,132	8,408

Income before provision for income taxes	2,395	1,721	4,324	3,241

Provision for income taxes	654	445	1,151	819

Net income	$1,741	$1,276	$3,173	$2,422

Basic earnings per share	$0.30	$0.22	$0.54	$0.41
Diluted earnings per share	$0.30	$0.22	$0.54	$0.41

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the periods ended June 30,	Three months		Six months
	2020	2019	2020	2019
Net income	$1,741	$1,276	$3,173	$2,422
Other comprehensive income:
Increase in net unrealized gains on investment securities	2,808	3,251	6,860	5,877
Deferred tax expense	(830)	(961)	(2,027)	(1,737)
Increase in net unrealized gains on investment securities, net of tax	1,978	2,290	4,833	4,140

Reclassification adjustment for realized gains included in net income	—	(29)	(38)	(65)
Tax effect	—	8	11	18
Realized gains, net of tax	—	(21)	(27)	(47)

Total other comprehensive income	1,978	2,269	4,806	4,093

Comprehensive income	$3,719	$3,545	$7,979	$6,515

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands, except per share data)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, January 1, 2019	5,858,428	$30,103	$46,494	$(1,876)	$74,721
Net income			2,422		2,422
Other comprehensive income, net of tax				4,093	4,093

Cash dividends ($0.10 per share)			(587)		(587)
Net restricted stock award activity and related compensation expense	33,660	167			167
Stock options exercised	11,140	95			95
Stock option compensation expense	—	8			8

Balance, June 30, 2019	5,903,228	$30,373	$48,329	$2,217	$80,919

Balance, January 1, 2020	5,898,878	$30,536	$50,581	$1,792	$82,909
Net income			3,173		3,173
Other comprehensive income, net of tax				4,806	4,806

Cash dividends ($0.14 per share)			(827)		(827)
Net restricted stock award activity and related compensation expense	39,131	205			205
Stock option compensation expense	—	4			4

Balance, June 30, 2020	5,938,009	$30,745	$52,927	$6,598	$90,270

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, April 1, 2019	5,887,962	$30,281	$47,347	$(52)	$77,576
Net income			1,276		1,276
Other comprehensive income, net of tax				2,269	2,269

Cash dividends ($0.05 per share)			(294)		(294)
Net restricted stock award activity and related compensation expense	15,266	88			88
Stock option compensation expense	—	4			4

Balance, June 30, 2019	5,903,228	$30,373	$48,329	$2,217	$80,919

Balance, April 1, 2020	5,918,375	$30,634	$51,600	$4,620	$86,854
Net income			1,741		1,741
Other comprehensive income, net of tax				1,978	1,978

Cash dividends ($0.07 per share)			(414)		(414)
Net restricted stock award activity and related compensation expense	19,634	109			109
Stock option compensation expense	—	2			2

Balance, June 30, 2020	5,938,009	$30,745	$52,927	$6,598	$90,270

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,173	$2,422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,040	360
Increase (decrease) in deferred loan origination fees and costs, net	2,008	(341)
Depreciation and amortization	262	126
Gain on sale and call of investment securities, net	(38)	(65)
Amortization of investment security premiums and discounts, net	595	776
Increase in cash surrender values of life insurance policies	(169)	(164)
Stock based compensation expense	209	175
(Increase) decrease in accrued interest receivable and other assets	(1,333)	397
Decrease in accrued interest payable and other liabilities	(1,238)	(723)

Net cash provided by operating activities	4,509	2,963

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	4,229	29,675
Proceeds from matured available-for-sale investment securities	—	3,000
Purchases of available-for-sale investment securities	(10,527)	(16,481)
Proceeds from principal repayments for available- for-sale investment securities	22,409	21,302
Proceeds from principal repayments for held-to- maturity investment securities	15	28
Net increase in loans	(64,546)	(28,620)
Purchases of loans	(5,140)	(11,291)
Net decrease (increase) in FHLB stock	47	(327)
Purchases of equipment	(50)	(191)

Net cash used in investing activities	(53,563)	(2,905)

Continued

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2020	2019
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$141,175	$(9,865)
Net (decrease) increase in time deposits	(4,362)	328
Net increase (decrease) in short-term borrowings	8,000	(3,000)
Net (decrease) increase in long-term borrowings	(40)	3,000
Proceeds from stock option exercise	—	95
Cash dividends paid	(827)	(587)

Net cash provided by (used in) financing activities	143,946	(10,029)

Increase (decrease) in cash and cash equivalents	94,892	(9,971)

Cash and cash equivalents at beginning of year	17,810	29,733

Cash and cash equivalents at end of period	$112,702	$19,762

Supplemental noncash disclosures:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$—	$3,570

Cash paid during the year for:
Interest expense	$1,006	$1,113
Income taxes	$—	$838

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2020 and December 31, 2019, the results of its operations and statement of comprehensive income for the three-month and six-month periods ended June 30, 2020 and 2019, its cash flows for the six-month periods ended June 30, 2020 and 2019 and its statement of changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three-month and six-month periods ended June 30, 2020 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 18, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the Company’s shareholders on May 21, 2020. At June 30, 2020 there were 19,634 restricted shares outstanding, zero stock options outstanding, and the total number of authorized shares that remain available for issuance under the 2020 Plan, including the 19,634 restricted shares that have not yet vested, was 250,000. The 2020 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Under the 2020 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other award agreements. The unvested restricted stock under the 2020 Plan have dividend and voting rights. The 2020 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally one to five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards are exercisable until their expiration. New shares are issued upon exercise of an option.

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At June 30, 2020 there were 29,958 stock options and 41,790 restricted shares outstanding. The 2010 Plan expired by its term on March 17, 2020.

Accordingly, outstanding awards under the 2010 Plan are exercisable and will continue to vest until their expiration, but no new awards may be granted under the 2010 Plan. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan required that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. All of the stock options previously awarded under the 2010 Plan are fully vested. The initial vesting period for restricted stock issued under the 2010 Plan was generally three to five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards are exercisable until their expiration. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2020 and 2019, the compensation cost recognized for equity compensation was $111,000 and $92,000, respectively. The recognized tax benefit for equity compensation expense was $29,000 and $24,000, respectively, for the three-month periods ended June 30, 2020 and 2019. For the six-month periods ended June 30, 2020 and 2019, the compensation cost recognized for equity compensation was $209,000 and $175,000, respectively. The recognized tax benefit for equity compensation expense was $55,000 and $45,000, respectively, for the six-month periods ended June 30, 2020 and 2019.

At June 30, 2020, there was no unrecognized pre-tax compensation cost related to nonvested stock option awards. At June 30, 2020, the total unrecognized pre-tax compensation cost related to restricted stock awards was $683,000. This amount will be recognized over the next 5.0 years and the weighted average period of recognizing these costs is expected to be 1.5 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and six-month periods ended June 30, 2020 and June 30, 2019. A summary of option activity as of June 30, 2020 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2020	29,958	$8.79	4.4 years	$182
Awarded	—	—	—	—
Exercised	—	—	—	—
Expired, forfeited or cancelled	—	—	—	—
Outstanding at June 30, 2020	29,958	$8.79	3.9 years	$56
Vested at June 30, 2020	29,958	$8.79	3.9 years	$56
Non-vested at June 30, 2020	—	$—	—	$—

Restricted Stock

There were 19,634 and 39,131 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2020, respectively. There were 15,574 and 33,968 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2019, respectively. The intrinsic value of nonvested restricted stock at June 30, 2020 was $654,000. A summary of restricted stock award activity as of June 30, 2020 and changes during the period then ended is presented below:

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2020	43,971	$13.95
Awarded	39,131	12.45
Less: Vested	(21,678)	13.63
Less: Expired, forfeited or cancelled	—	—
Nonvested at June 30, 2020	61,424	$13.11

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month or six-month month periods ended June 30, 2020 or 2019 or outstanding at June 30, 2020 or December 31, 2019.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $10.65 as of June 30, 2020.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $37,090,000 and standby letters of credit of approximately $60,000 at June 30, 2020 and loan commitments of approximately $40,324,000 and standby letters of credit of approximately $300,000 at December 31, 2019. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2020 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2020 or December 31, 2019.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,869,325 and 5,864,122 shares for the three-month and six-month periods ended June 30, 2020 and 5,846,510 and 5,841,572 shares for the three-month and six-month periods ended June 30, 2019). Using the treasury stock method, diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards.  There were 9,894 and 17,265, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2020 and there were 15,906 and 19,342, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2019.  For the three-month and six-month periods ended June 30, 2020 and 2019, there were zero stock options that were excluded from the calculation as they were considered antidilutive.  Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at June 30, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$221,134	$9,204	$(658)	$229,680
Obligations of states and political subdivisions	15,623	742	—	16,365
Corporate bonds	5,997	78	—	6,075
	$242,754	$10,024	$(658)	$252,120

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$239,617	$3,371	$(1,101)	$241,887
Obligations of states and political subdivisions	13,308	212	(73)	13,447
Corporate bonds	6,496	135	—	6,631
	$259,421	$3,718	$(1,174)	$261,965

Net unrealized gains on available-for-sale investment securities totaling $9,366,000 were recorded, net of $2,768,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2020. There were no sales of available-for-sale investment securities for the three-month period ended June 30, 2020. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the six-month period ended June 30, 2020 totaled $4,229,000 and $38,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2020.

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

Held-to-Maturity

June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$233	$22	$—	$255

December 31, 2019		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$248	$18	$—	$266

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2020 and June 30, 2019. Investment securities with unrealized losses at June 30, 2020 and December 31, 2019 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

June 30, 2020	Less than 12 Months		12 Months or More		Total
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government Agencies and Sponsored Entities	$26,177	$(131)	$22,852	$(527)	$49,029	$(658)
	$26,177	$(131)	$22,852	$(527)	$49,029	$(658)

December 31, 2019	Less than 12 Months		12 Months or More		Total
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government Agencies and Sponsored Entities	$65,082	$(438)	$38,380	$(663)	$103,462	$(1,101)
Obligations of states and political subdivisions	8,060	(73)	—	—	8,060	(73)
	$73,142	$(511)	$38,380	$(663)	$111,522	$(1,174)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2020 or December 31, 2019.

At June 30, 2020, the Company held 203 securities of which 15 were in a loss position for less than twelve months and 17 were in a loss position for twelve months or more.  Of the 15 securities in a loss position for less than twelve months, all were U.S. Government Agencies and Sponsored Entities securities and of the 17 securities that were in a loss position for greater than twelve months, all were U.S. Government Agencies and Sponsored Entities securities.

At December 31, 2019, the Company held 205 securities of which 41 were in a loss position for less than twelve months and 29 were in a loss position for twelve months or more.  These 29 securities consisted of mortgage-backed, corporate and municipal securities.  The unrealized loss on the Company’s investment securities is primarily driven by interest rates.  Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired. The amortized cost and estimated fair values of investment securities at June 30, 2020 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,937	2,978
After five years through ten years	11,721	12,114
After ten years	6,962	7,348
	21,620	22,440
Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Entities	221,134	229,680	$233	$255
	$242,754	$252,120	$233	$255

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

At June 30, 2020 and December 31, 2019, the recorded investment in nonperforming loans was zero. Nonperforming loans include all such loans that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement.

During the first and second quarters of 2020, the Company did not add any new, impair, or sell any OREO property. The June 30, 2020 and December 31, 2019 OREO balance of $846,000 consisted of one commercial land property. Included in the other asset balance at June 30, 2020 is a repossessed automobile that was acquired in June 2020 with a book value of $19,000. The loan balance at the time of acquisition was $25,000 and was reduced by $6,000 though a charge to the allowance for loan losses. The asset was sold in early July 2020, for no further loss. Included in the other assets balance at December 30, 2019 is a repossessed automobile acquired in December 2019 with a book value of $517,000 that was sold in the first quarter of 2020 for no loss.

Nonperforming assets for the period indicated are below:

(dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans that are current to terms (less than 30 days past due)	$—	$—
Nonaccrual loans that are past due	—	—
Loans past due 90 days and accruing interest	—	—
Other real estate owned	846	846
Other assets	19	517
Total nonperforming assets	$865	$1,363

Nonperforming loans to total loans	—	—
Total nonperforming assets to total assets	0.10%	0.19%

Impaired loans as of and for the periods ended June 30, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	As of June 30, 2020			As of December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate-commercial	$5,477	$5,611	$—	$5,530	$5,664	$—
Real estate-residential	315	402	—	318	405	—
Subtotal	$5,792	$6,013	$—	$5,848	$6,069	$—

With an allowance recorded:
Real estate-commercial	$1,580	$1,640	$122	$1,622	$1,693	$133
Real estate-residential	130	130	8	134	134	9
Subtotal	$1,710	$1,770	$130	$1,756	$1,827	$142

Total:
Real estate-commercial	$7,057	$7,251	$122	$7,152	$7,357	$133
Real estate-residential	445	532	8	452	539	9
	$7,502	$7,783	$130	$7,604	$7,896	$142

The following table presents the average balance related to impaired loans for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Real estate-commercial	$7,057	$7,282	$7,307	$7,373
Real estate-residential	445	602	469	606
Total	$7,502	$7,884	$7,776	$7,979

The following table presents the interest income recognized on impaired loans for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Real estate-commercial	$97	$106	$203	$218
Real estate-residential	4	9	11	16
Total	$101	$115	$214	$234

7. TROUBLED DEBT RESTRUCTURINGS

During the three and six-month periods ended June 30, 2020 and 2019, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2020 and June 30, 2019. At June 30, 2020 and December 31, 2019, there were no troubled debt restructured loans that had unfunded commitments.

8. ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio allocated by management’s internal risk ratings as of June 30, 2020 and December 31, 2019 are summarized below (Commercial loans includes $75,804,000 in Paycheck Protection Program (“PPP”) loans at June 30, 2020):

June 30, 2020	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$111,346	$211,498	$48,421	$26,849	$28,444
Watch	57	3,878	—	—	590
Special mention	4,415	—	—	—	—
Substandard	—	132	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$115,818	$215,508	$48,421	$26,849	$29,034

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Agriculture	Consumer	Total
Grade:
Pass	$6,152	$27,512	$460,222
Watch	—	73	4,598
Special mention	—	—	4,415
Substandard	—	—	132
Doubtful or loss	—	—	—
Total	$6,152	$27,585	$469,367

December 31, 2019	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$38,085	$208,140	$56,818	$23,169	$28,570
Watch	4,915	6,329	—	—	610
Special mention	19	—	—	—	—
Substandard	—	135	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$43,019	$214,604	$56,818	$23,169	$29,180

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Agriculture	Consumer	Total
Grade:
Pass	$6,479	$26,317	$387,578
Watch	—	75	11,929
Special mention	—	—	19
Substandard	—	—	135
Doubtful or loss	—	—	—
Total	$6,479	$26,392	$399,661

The allocation of the Company’s allowance for loan losses and by portfolio segment and by impairment methodology are summarized below (Commercial loans includes $75,804,000 in PPP loans at June 30, 2020, and do not carry any associated allowance for loan loss, as they are 100% guaranteed by the Small Business Administration (“SBA”)):

June 30, 2020
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Beginning balance, January 1, 2020	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138
Provision for loan losses	(36)	789	35	119	78	(11)	64	2	1,040
Loans charged-off	—	—	—	—	—	—	(6)	—	(6)
Recoveries	13	13	—	—	—	—	—	—	26

Ending balance, June 30, 2020	$927	$2,708	$364	$1,105	$359	$96	$392	$247	$6,198

Ending balance:
Individually evaluated for impairment	$—	$122	$—	$—	$8	$—	$—	$—	$130

Ending balance:
Collectively evaluated for impairment	$927	$2,586	$364	$1,105	$351	$96	$392	$247	$6,068

Loans

Ending balance	$115,818	$215,508	$48,421	$26,849	$29,034	$6,152	$27,585	$—	$469,367

Ending balance:
Individually evaluated for impairment	$—	$7,057	$—	$—	$445	$—	$—	$—	$7,502

Ending balance:
Collectively evaluated for impairment	$115,818	$208,451	$48,421	$26,849	$28,589	$6,152	$27,585	$—	$461,865

Allowance for Loan Losses

Beginning balance, March 31, 2020	$1,014	$2,258	$393	$888	$337	$103	$392	$252	$5,637
Provision for loan losses	(99)	440	(29)	217	22	(7)	6	(5)	545
Loans charged off	—	—	—	—	—	—	(6)	—	(6)
Recoveries	12	10	—	—	—	—	—	—	22
Ending balance, June 30, 2020	$927	$2,708	$364	$1,105	$359	$96	$392	$247	$6,198

December 31, 2019
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Ending balance	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138

Ending balance:
Individually evaluated for impairment	$—	$133	$—	$—	$9	$—	$—	$—	$142

Ending balance:
Collectively evaluated for impairment	$950	$1,773	$329	$986	$272	$107	$334	$245	$4,996

Loans

Ending balance	$43,019	$214,604	$56,818	$23,169	$29,180	$6,479	$26,392	$—	$399,661

Ending balance:
Individually evaluated for impairment	$—	$7,152	$—	$—	$452	$—	$—	$—	$7,604

Ending balance:
Collectively evaluated for impairment	$43,019	$207,452	$56,818	$23,169	$28,728	$6,479	$26,392	$—	$392,057
June 30, 2019
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Beginning balance, January 1, 2019	$668	$2,114	$564	$267	$220	$88	$192	$279	$4,392
Provision for loan losses	123	(35)	(174)	187	138	43	126	(48)	360
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	3	6	—	—	—	—	—	—	9

Ending balance, June 30, 2019	$794	$2,085	$390	$454	$358	$131	$318	$231	$4,761

Allowance for Loan Losses

Beginning balance, March 31, 2019	$661	$2,031	$420	$408	$349	$168	$257	$283	$4,577
Provision for loan losses	132	51	(30)	46	9	(37)	61	(52)	180
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries	1	3	—	—	—	—	—	—	4

Ending balance, June 30, 2019	$794	$2,085	$390	$454	$358	$131	$318	$231	$4,761

The Company’s aging analysis of the loan portfolio at June 30, 2020 and December 31, 2019 are summarized below:

June 30, 2020
(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 89 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 89 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$115,818	$115,818	$—	$—
Real estate:
Commercial	—	—	—	—	215,508	215,508	—	—
Multi-family	—	—	—	—	48,421	48,421	—	—
Construction	—	—	—	—	26,849	26,849	—	—
Residential	—	—	—	—	29,034	29,034	—	—
Other:
Agriculture	—	—	—	—	6,152	6,152	—	—
Consumer	—	—	—	—	27,585	27,585	—	—
Total	$—	$—	$—	$—	$469,367	$469,367	$—	$—

December 31, 2019
(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 89 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 89 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$43,019	$43,019	$—	$—

Real estate:
Commercial	—	—	—	—	214,604	214,604	—	—
Multi-family	—	—	—	—	56,818	56,818	—	—
Construction	—	—	—	—	23,169	23,169	—	—
Residential	—	—	—	—	29,180	29,180	—	—

Other:
Agriculture	—	—	—	—	6,479	6,479	—	—
Consumer	75	—	—	—	26,317	26,392	—	—

Total	$75	$—	$—	$—	$399,586	$399,661	$—	$—

The Federal Deposit Insurance Corporation (the “FDIC”) is encouraging financial institutions, like American River Bank, to provide borrowers affected in a variety of ways by the COVID-19 outbreak with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Such assistance provided in a prudent manner to borrowers facing short-term setbacks could help the borrower and our community to recover. The FDIC indicated that these loan accommodation programs should be ultimately targeted toward loan repayment, but that if provided in a prudent manner such programs can help borrowers and communities recover from short-term setbacks.

The FDIC suggested that financial institutions should consider ways to address any deferred or skipped payments such as extending the original maturity date or by making those payments due in a balloon payment at the maturity date of the loan. As of June 30, 2020, the Company had made arrangements with its some of its borrowers to defer principal and interest payments from three to six months and extend the original maturities by a like term, defer principal and interest payments from three to four months, with the amount deferred due at maturity, and defer principle payments for six months, with the amount deferred due at maturity. The Company continues to accrue interest on all of the loan deferrals. The amount of deferred loans at June 30, 2020 totaled $96,465,000.

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

Supplemental lease information at or for the six months ended June 30, 2020 is as follows:

Balance Sheet

Operating lease asset classified as other assets	$2,557,000
Operating lease liability classified as other liabilities	2,765,000

Income Statement

Operating lease cost classified as occupancy and equipment expense	$324,000
Weighted average lease term, in years	5.32
Weighted average discount rate (1)	3.00%
Operating cash flows	$389,000

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at June 30, 2020 was as follows:

July 1, 2020 to December 31, 2020	$387,000
January 1, 2021 to December 31, 2021	739,000
January 1, 2022 to December 31, 2022	707,000
January 1, 2023 to December 31, 2023	282,000
January 1, 2024 to December 31, 2024	273,000
Thereafter	657,000
Total lease payments	3,045,000
Less: Interest	(280,000)
Present value of lease liabilities	$2,765,000

10. BORROWING ARRANGEMENTS

At June 30, 2020 and December 31, 2019, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2020 or December 31, 2019.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $25,500,000 were outstanding from the FHLB at June 30, 2020, bearing interest rates ranging from 0.00% to 3.17% and maturing between July 13, 2020 and November 24, 2023. Advances totaling $19,500,000 were outstanding from the FHLB at December 31, 2019, bearing interest rates ranging from 1.31% to 3.17% and maturing between January 1, 2020 and November 24, 2023. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2020 and December 31, 2019 totaled $129,549,000 and $143,406,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2020 and December 31, 2019 were $6,250,000 and $8,642,000, respectively. There were no advances outstanding under this borrowing arrangement as of June 30, 2020 and December 31, 2019. On April 9, 2020, the Federal Reserve Bank created the Paycheck Protection Program Lending Facility (“PPPLF”) to allow commercial lenders to pledge Paycheck Protection Program (“PPP”) loans as collateral to borrow against and help commercial lenders fund PPP loans. The term of these loans would be equal to the term of the PPP loans pledged and could be prepaid earlier with no prepayment penalty. At June 30, 2020, an advance totaling $1,960,000 was outstanding under the PPPLF. The Company has pledged $1,960,000 in PPP loans against this advance that matures on April 10, 2022 at a rate of 0.35%. The Company can pledge its remaining unpledged PPP loans as collateral for additional advances, if needed.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and six-month periods ended June 30, 2020 and 2019.

12. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2020 and December 31, 2019 They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value measurement is the exchange price to sell the asset or transfer the liability (exit price) in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

	Carrying	Fair Value Measurements Using:
June 30, 2020	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$17,472	$17,472	$—	$—	$17,472
Interest-bearing deposits in banks	95,230	93,484	1,746	—	95,230
Available-for-sale securities	252,120	—	252,120	—	252,120
Held-to-maturity securities	233	—	255	—	255
FHLB stock	4,212	—	—	—	—
Net loans	460,440	—	—	449,185	449,185
Accrued interest receivable	3,021	—	890	2,131	3,021

Financial liabilities:
Deposits:
Noninterest-bearing	$310,502	$310,502	$—	$—	$310,502
Savings	83,830	83,830	—	—	83,830
Money market	199,941	199,941	—	—	199,941
Interest checking	77,930	77,930	—	—	77,930
Time Deposits	69,447	—	69,798	—	69,798
Short-term borrowings	17,000	17,000	—	—	17,000
Long-term borrowings	10,460	—	11,001	—	11,001
Accrued interest payable	96	—	96	—	96

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$15,258	$15,258	$—	$—	$15,258
Interest-bearing deposits in banks	2,552	806	1,746	—	2,552
Available-for-sale securities	261,965	—	261,965	—	261,965
Held-to-maturity securities	248	—	266	—	266
FHLB stock	4,259	—	—	—	—
Net loans:	393,802	—	—	396,089	396,089
Accrued interest receivable	1,929	—	780	1,149	1,929
Financial liabilities:

Deposits:
Noninterest-bearing	$227,055	$227,055	$—	$—	$227,055
Savings	75,820	75,820	—	—	75,820
Money market	158,319	158,319	—	—	158,319
NOW accounts	69,834	69,834	—	—	69,834
Time Deposits	73,809	—	73,924	—	73,924
Short-term borrowings	9,000	9,000	—	—	9,000
Long-term borrowings	10,500	—	10,714	—	10,714
Accrued interest payable	120	—	120	—	120

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
June 30, 2020
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$229,680	$—	$229,680	$—	$—
Obligations of states and political subdivisions	16,365	—	16,365	—	—
Corporate bonds	6,075	—	6,075	—	—
Total recurring	$252,120	$—	$252,120	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Other Assets:
Repossessed asset	$19	$—	$—	$19	$(6)

Other real estate owned Land	$846	—	—	$846	—
Total nonrecurring	$865	$—	$—	$865	$(6)

At June 30, 2020, there were no impaired loans carried at fair value as the appraised value exceeded carrying value.

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2019
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$241,887	$—	$241,887	$—	$—
Obligations of states and political subdivisions	13,447	—	13,447	—	—
Corporate bonds	6,631	—	6,631	—	—
Total recurring	$261,965	$—	$261,965	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Other assets:
Repossessed asset	$517	$—	$—	$517	$—

Other real estate owned Land	846	—	—	846	—
Total nonrecurring	$1,363	$—	$—	$1,363	$—

At December 31, 2019, there were no impaired loans carried at fair value as the appraised value exceeded carrying value.

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

14. NOVEL CORONAVIRUS PANDEMIC (“COVID-19”)

The COVID-19 pandemic has placed significant health, economic and other major pressures on the individuals and communities we serve, the state of California, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and wellbeing of our employees and clients, and the financial viability of our clients, that continue through the date of this report:

•	We have addressed the safety of our ten branches and our corporate office, following the guidelines of the Centers for Disease Control. While our branches generally remain open to clients, we have taken steps, and continue to evaluate those steps, to push as much traffic and transactions as possible to our digital and electronic channels and our night depositories, and many of our employees can and are working remotely;

•	We hold regular executive meetings to address issues that change rapidly;

•	Provided extensions and deferrals to our borrowers effected by COVID-19 provided such clients were not 30 days past due; and
•	We have been participating in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to help provide potentially forgivable loans to our business clients to provide them with additional working capital to enable them to retain their employees. Through June 30, 2020, we funded 477 PPP loans totaling $80,154,000. We believe these loans and our participation in the program are good for our clients and the communities we serve.

We continue to closely monitor this pandemic and expect to make future changes to respond to the pandemic as this situation continues to evolve.

The potential financial impact is unknown at this time. However, if the economic downturn currently being experienced is sustained, it may adversely impact industries within our business footprint and impair the ability of the Company’s borrowers to fulfill their contractual obligations and reduce our opportunity to create new client relationships. This could cause the Company to experience a material adverse effect to its business operations, asset valuations, financial condition and results of operations. Material adverse effects may include losses in earnings, higher loan loss provisions, and valuation impairments on the Company’s loans, investments, goodwill, or deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2019 and June 30, 2020 and its income and expense accounts for the three-month and six-month periods ended June 30, 2020 and 2019. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in this “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
28

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

We believe the COVID-19 pandemic has already impacted our local economy when Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or become unemployed. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. Prior to the pandemic unemployment rates were at all-time lows. At the end of February 2020, the unemployment rate in Sacramento County was 3.7%, in Sonoma County it was 2.8%, and in Amador County it was 4.4%. By the end of May 2020, these numbers have increased to 14.1% in Sacramento County, 12.7%, in Sonoma County, and in 15.1% in Amador County. While shelter-in-place restrictions were eased in our markets during the second quarter of 2020, just as many businesses were opening, new restrictions were put in place, essentially eliminating the progress that had been made.

The Company has taken measures to protect the health and safety of its employees by implementing remote work arrangements to the full extent possible, and by adjusting banking offices hours and operational measures to promote social distancing. The Company will continue to analyze economic conditions in our geographic markets and perform stress testing of our investment and loan portfolios. The Company does not currently have a stock repurchase program in place. Our Board of Directors will evaluate whether or not to implement a program following such time that the economic impact of the COVID-19 has been assessed and minimized. On July 16, 2020, the Company announced a $0.07 per share cash dividend payable on August 12, 2020 to shareholders of record on July 29, 2020. Future cash dividend decisions will consider, among other business considerations, the impact of COVID-19 on the Company’s capital and liquidity levels. Based on the Company’s current capital levels, historical conservative underwriting policies, low loan-to-deposit ratio, concentration and geographical diversification of the loan portfolio, the Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels.

While the Company is not exposed to large oil and gas, airline, or the entertainment industries we have been evaluating the exposure to potentially increased loan losses related to the COVID-19 pandemic and have identified the following industry segments most impacted by the pandemic as of June 30, 2020:

Industry	Loan Balance		Percentage of total loans outstanding(1)
Hospitality	—		N/A
Churches	$18,112,000		4.6%
Restaurants	$5,796,000		1.5%
Eldercare	$6,719,000		1.7%
School/childcare	$4,608,000		1.2%
Recreation (golf/sportsclubs)	$1,939,000		0.5%
Oil/Gas	$6,235,000	(2)	1.6%

(1)	The PPP loans are 100% guaranteed by the SBA. By removing them from the total loans outstanding in this calculation, we believe the table represents a more reflective picture of the risk in the loan portfolio. The percentage of loans outstanding is, therefore, calculated excluding the PPP loans from the total loans.
(2)	Of this total, $1,070,000 is to a gas station and convenience store; $3,366,000 is to a gas station, convenience store and car wash; $840,000 is to a gas station and convenience store; $642,000 is to an auto restoration company; and $317,000 is to a drive though oil change and car wash facility.

The Company is closely monitoring the effects of the pandemic on our loan and deposit clients. We are focusing on assessing the risks in our loan portfolio and working with our borrowers to minimize potential loan losses. We have implemented loan programs to allow borrowers to defer loan principal and interest payments. See “Working with Borrowers” for more information on loan deferrals. As of June 30, 2020, the Company had funded 477 PPP loans totaling $80,154,000.

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

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net interest income (GAAP)	$6,520	$5,628	$12,708	$11,177
Tax equivalent adjustment	49	51	105	99
Net interest income - tax equivalent adjusted (non-GAAP)	$6,569	$5,679	$12,813	$11,276

Average earning assets	$759,976	$638,631	$714,976	$635,828
Net interest margin (GAAP)	3.45%	3.53%	3.57%	3.54%
Net interest margin (non-GAAP)	3.48%	3.57%	3.60%	3.58%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net interest income (GAAP)	$6,520	$5,628	$12,708	$11,177
Tax equivalent adjustment	49	51	105	99
Net interest income – tax-equivalent adjusted (non-GAAP)	$6,569	$5,679	$12,813	$11,276
Noninterest income	336	421	788	832
Total income	6,905	6,101	13,601	12,109
Total noninterest expense	3,916	4,148	8,132	8,408
Efficiency ratio, fully tax-equivalent (non-GAAP)	56.71%	67.99%	59.79%	69.44%

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 101 full-time employees as of June 30, 2020.

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

Overview

The Company recorded net income of $1,741,000 for the quarter ended June 30, 2020, which was an increase of $465,000 compared to $1,276,000 reported for the same period of 2019. Diluted earnings per share for the second quarter of 2020 and 2019 were $0.30, and $0.22, respectively. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2020 were 7.98% and 0.85%, respectively, as compared to 6.53% and 0.74%, respectively, for the same period in 2019.

Net income for the six months ended June 30, 2020 and 2019 was $3,173,000 and $2,422,000, respectively, with diluted earnings per share of $0.54 in 2020 and $0.41 in 2019. For the first six months of 2020, ROAE was 7.39% and ROAA was 0.83% compared to 6.36% and 0.71%, respectively, for the same period in 2019.

Total assets of the Company increased by $150,565,000, or 20.9%, from $720,353,000 at December 31, 2019 to $870,918,000 at June 30, 2020. Net loans totaled $460,440,000 at June 30, 2020, an increase of $66,638,000 or (16.9%) from $393,802,000 at December 31, 2019. Deposit balances at June 30, 2020 totaled $741,650,000, an increase of $136,813,000, or 22.6%, from the $604,837,000 at December 31, 2019.

The Company ended the second quarter of 2020 with a leverage capital ratio of 8.4%, a Tier 1 capital ratio of 15.5%, and a total risk-based capital ratio of 16.7% compared to 9.2%, 14.8%, and 15.9%, respectively, at December 31, 2019. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest income*	$7,024	$6,327	$13,795	$12,507
Interest expense	(455)	(648)	(982)	(1,231)
Net interest income*	6,569	5,679	12,813	11,276
Provision for loan losses	(545)	(180)	(1,040)	(360)
Noninterest income	336	421	788	832
Noninterest expense	(3,916)	(4,148)	(8,132)	(8,408)
Provision for income taxes	(654)	(445)	(1,151)	(819)
Tax equivalent adjustment	(49)	(51)	(105)	(99)
Net income	$1,741	$1,276	$3,173	$2,422

Average total assets	$823,238	$690,984	$772,339	$688,586
Net income (annualized) as a percentage of average total assets	0.85%	0.74%	0.83%	0.71%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees (costs) earned on interest earning assets (loans, securities, Federal funds sold and interest-bearings deposits in banks) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.48% for the three months ended June 30, 2020, 3.57% for the three months ended June 30, 2019, 3.60% for the six months ended June 30, 2020 and 3.58% for the six months ended June 30, 2019.

The total fully taxable equivalent interest income component for the second quarter of 2020 increased $697,000, or 11.0%, to $7,024,000 compared to $6,327,000 for the three months ended June 30, 2019. The increase in the fully taxable equivalent interest income for the second quarter of 2020 compared to the same period in 2019 is broken down by rate (down $576,000) and volume (up $1,273,000). The yield on earning assets decreased from 3.97% during the second quarter of 2019 to 3.72% during the second quarter of 2020. The lower interest rate environment led to decreases in yields on loans (which decreased from 4.92% in the second quarter of 2019 to 4.78% in the second quarter of 2020) investments (which decreased from 2.83% in the second quarter of 2019 to 2.61% in the second quarter of 2020), and interest-bearing balances in banks (which decreased from 2.04% in the second quarter of 2019 to 0.15% in the second quarter of 2020). The lower yield led to decreases in loan interest of $179,000, investment income of $146,000 and interest from deposit in banks of $251,000. The increase in interest income was driven by increased loan balances, which led to an additional $1,192,000 in interest income, as well as increased balances in interest-deposit in banks which led to an additional $235,000 in interest income. The increased income on loans resulted from a higher balance of loans. Loans increased $96,288,000 (27.4%) from $351,989,000 in the second quarter of 2019 to $448,277,000 in the second quarter of 2020. Of the $96,288,000 increase, $40,664,000 was related to PPP. These PPP loans carried an interest rate of 1% and added just $139,000 in interest income for the quarter, however, the SBA also paid the Company a processing fee ranging between 1% and 5%, which is amortized (net of costs) over the two-year life of the loans. The net fees added during the second quarter related to these PPP loans was $307,000. Average interest-balances in banks increased $46,311,000, (or 653.4%), from $7,088,000 during the second quarter of 2019 to $53,399,000 during the second quarter of 2020.

The total fully taxable equivalent interest income for the six months ended June 30, 2020 increased $1,288,000, 10.3%, to $13,795,000 compared to $12,507,000 for the six months ended June 30, 2019. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2020 over the same period in 2019 resulted from a decrease in rate (down $613,000) and an increase in volume (up $1,901,000). The primary driver in this rate decrease was a decrease in the yields on the investment portfolio which decreased from 2.87% in 2019 to 2.66% in 2020 and a decrease in the yields on interest-bearing balances in banks which decreased from 2.38% in 2019 to 0.35% in 2020. The decreased yield in 2020 compared to 2019 was due to the overall lower interest rate environment. The decreased yield earned on the investments and interest-bearing balances in banks was the reason the yield on earning assets decreased from 3.97% in 2019 to 3.88% in 2020. The volume increase of $1,901,000 was primarily from an increase in loans ($2,009,000) and interest-deposit in banks ($287,000), partially offset by a decrease in investment balances ($391,000). Average loans balances increased $81,956,000, (or 24.1%), from $340,344,000 during the first six months of 2019 to $422,300,000 during the first six months of 2020; the average interest-deposit in banks increased $24,232,000, (or 357.7%), from $6,775,000 during the first six months of 2019 to $31,007,000 during the first six months of 2020; and average investment balances decreased $26,692,000, (or 9.3%), from $288,361,000 during the first six months of 2019 to $261,699 during the first six months of 2020.

Interest expense was $193,000, or 29.8%, lower in the second quarter of 2020 versus the prior year period, decreasing from $648,000 to $455,000. The $193,000 decrease in interest expense during the second quarter of 2020 compared to the second quarter of 2019 was due to lower rates (down $157,000) and lower volume (down $36,000). The decrease in interest expense can be attributed to a decrease in rates paid on deposit and borrowing balances during a lower interest rate environment. Rates paid on interest bearing liabilities decreased 25 basis points from 0.67% for the second quarter of 2019 to 0.42% for the second quarter of 2020. The largest decrease due to rates occurred in the time deposits. Some of these time deposits are indexed to the three- or six-month treasury rates which have decreased over the past twelve months. Interest expense on time deposits decreased by $206,000, or 51.9%, from $397,000 in the second quarter of 2019 to $191,000 in the second quarter of 2020. Average time deposit balances decreased by $18,190,000, or (20.6%), from $88,398,000 in the second quarter of 2019 to $70,208,000 in the second quarter of 2020. Of the decrease in expense related to time deposits of $206,000, $158,000 was related to rate and $81,000 was related to volume. Despite the decrease in interest expense related to both rate and volume, the Company experienced an increase in interest bearing balances. Average interest bearing balances increased $52,547,000 (13.6%) from $386,629,000 in the second quarter of 2019 to $439,176,000 in the second quarter of 2020. The increase in balances occurred in the lower cost interest checking, money market, and savings balances which increased $69,515,000 (25.2%) from $275,313,000 in the second quarter of 2019 to $344,828,000 in the second quarter of 2020. As discussed above, the decrease in both rate and volume in the higher cost time deposits was the primary reason for the decrease in interest expense due to both rate and volume.

Interest expense was $249,000, or 20.2% lower, in the six-month period ended June 30, 2020 decreasing from $1,231,000 in 2019 to $982,000 in 2020. The decrease is related to rates (down $129,000), and volume (down $120,000). Rates paid on interest bearing liabilities decreased 17 basis points from 0.64% to 0.47% for the first six months of 2019 compared to the first six months of 2020. Of the $129,000 decrease in interest expense related to rates, $209,000 is related to lower rates paid on time deposit balances. Some of these time deposits are indexed to the three-or six-month treasury rates which have decreased over the past twelve months. Net interest expense on time deposits decreased by $365,000, or 46.5%, from $785,000 in 2019 to $420,000 in 2020 while the average time deposit balances decreased by $17,520,000, or 19.9%, from $88,018,000 in 2019 to $70,498,000 in 2020. Of the decrease in expense from time deposits of $366,000, $209,000 was related to rate and $157,000 was related to volume. Partially offsetting the decrease in time deposit expense due to rates of $209,000 was an increase in rates from interest checking and money market accounts, which added $123,000 in interest expense. While the interest rate environment is lower, many of the balances did not experience the rate decreases until later in the first quarter of 2020, thus the year to date average rate of 0.31% has not yet experienced the full benefit of the rate decreases.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2020			2019
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans (1)	$427,494	$5,084	4.78%	$331,376	$4,114	4.98%
Tax-exempt loans (2)	20,783	245	4.74%	20,613	202	3.93%
Taxable investment securities	252,928	1,632	2.60%	268,371	1,886	2.82%
Tax-exempt investment securities (2)	5,372	43	3.22%	11,183	89	3.19%
Interest-bearing deposits in banks	53,399	20	0.15%	7,088	36	2.04%
Total earning assets	759,976	7,024	3.72%	638,631	6,327	3.97%
Cash & due from banks	29,142			15,667
Other assets	39,844			41,336
Allowance for loan losses	(5,724)			(4,650)
	$823,238			$690,984

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$265,937	175	0.26%	$202,877	120	0.24%
Savings	78,891	7	0.04%	72,436	7	0.04%
Time deposits	70,208	191	1.09%	88,398	397	1.80%
Other borrowings	24,140	82	1.37%	22,918	124	2.17%
Total interest bearing liabilities	439,176	455	0.42%	386,629	648	0.67%
Noninterest bearing demand deposits	284,831			215,981
Other liabilities	11,515			10,054
Total liabilities	735,522			612,664
Shareholders’ equity	87,716			78,320
	$823,238			$690,984
Net interest income & margin (3)		$6,569	3.48%		$5,679	3.57%

(1)	Loan interest includes loan fees of $373,000 and $70,000, respectively, during the three months ended June 30, 2020 and June 30, 2019. Includes $307,000 in net fees from PPP loans during 2020. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2020 and 2019.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days) and annualized to actual days in the year (366 days for 2020 and 365 days).

Six Months Ended June 30,	2020			2019
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans (1)	$400,160	$9,759	4.90%	$322,034	$7,932	4.97%
Tax-exempt loans (2)	22,140	523	4.75%	18,310	380	4.19%
Taxable investment securities	256,260	3,371	2.65%	275,648	3,910	2.86%
Tax-exempt investment securities (2)	5,409	88	3.27%	12,713	200	3.17%
Federal funds sold	—	—	—	348	5	2.90%
Interest-bearing deposits in banks	31,007	54	0.35%	6,775	80	2.38%
Total earning assets	714,976	13,795	3.88%	635,828	12,507	3.97%
Cash & due from banks	22,494			15,920
Other assets	40,340			41,374
Allowance for loan losses	(5,471)			(4,536)
	$772,339			$688,586

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$248,080	379	0.31%	$206,918	214	0.21%
Savings	76,710	14	0.04%	73,016	14	0.04%
Time deposits	70,498	420	1.20%	88,018	785	1.80%
Other borrowings	20,559	169	1.65%	21,235	218	2.07%
Total interest-bearing liabilities	415,847	982	0.47%	389,187	1,231	0.64%
Noninterest-bearing demand deposits	258,695			212,737
Other liabilities	11,400			9,842
Total liabilities	685,942			611,766
Shareholders’ equity	86,397			76,820
	$772,339			$688,586
Net interest income & margin (3)		$12,813	3.60%		$11,276	3.58%

(1)	Loan interest includes loan fees of $544,000 and $176,000, respectively, during the six months ended June 30, 2020 and June 30, 2019. Includes $307,000 in net fees from PPP loans during 2020. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2020 and 2019.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (182 days for 2020 and 181 days for 2019) and annualized to actual days in the year (366 days for 2020 and 365 days for 2019).
36

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2020 over 2019 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans (1)	$1,190	$(220)	$970
Tax-exempt loans (2)	2	41	43
Taxable investment securities	(108)	(146)	(254)
Tax exempt investment securities (3)	(46)	—	(46)
Interest-bearing deposits in banks	235	(251)	(16)
Total	1,273	(576)	697
Interest-bearing liabilities:
Interest checking and money market	37	18	55
Savings deposits	1	(1)	—
Time deposits	(81)	(125)	(206)
Other borrowings	7	(49)	(42)
Total	(36)	(157)	(193)
Interest differential	$1,309	$(419)	$890

Six Months Ended June 30, 2020 over 2019 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans (1)	$1,930	$(103)	$1,827
Tax-exempt loans (2)	80	63	143
Taxable investment securities	(276)	(263)	(539)
Tax exempt investment securities (3)	(115)	3	(112)
Federal funds sold	(5)	—	(5)
Interest-bearing deposits in banks	287	(313)	(26)
Total	1,901	(613)	1,288
Interest-bearing liabilities:
Interest checking and money market	43	122	165
Savings deposits	1	(1)	—
Time deposits	(157)	(208)	(365)
Other borrowings	(7)	(42)	(49)
Total	(120)	(129)	(249)
Interest differential	$2,021	$(484)	$1,537

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $373,000 and $70,000, respectively, during the three months ended June 30, 2020 and June 30, 2019, and loan fees of $544,000 and $176,000, respectively, during the six months ended June 30, 2020 and June 30, 2019, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2020 and 2019.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Company added $545,000 to the provision for loan losses for the second quarter of 2020 compared to $180,000 in the second quarter of 2019. The Company experienced net loan recoveries of $16,000 (0.01%) (on an annualized basis) of average loans for the three months ended June 30, 2020 compared to net loan recoveries of $4,000 (0.00%) (on an annualized basis) of average loans for the three months ended June 30, 2019. For the first six months of 2020 the Company added $1,040,000 to the provisions for loan losses compared to $360,000 in the first six months of 2019. Net loan recoveries were $20,000 (0.01%) (on an annualized basis) of average loans outstanding in 2020 and $9,000 (0.01%) (on an annualized basis) of average loans outstanding in 2019. The Company continues to experience an overall improvement in the credit quality of the loan portfolio and a reduction of credit losses, however, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, the $545,000 addition to the provision for loan losses during the second quarter of 2020 and the $1,040,000 addition to the provision for loan losses during 2020 was warranted. For additional information see the “Allowance for Loan Losses Activity” and “Potential Impact of COVID-19.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service charges on deposit accounts	$111	$139	$266	$260
Gain on sale of securities	—	29	38	65
Merchant fee income	83	99	176	189
Bank owned life insurance	85	84	169	165
Other	57	70	139	153
Total noninterest income	$336	$421	$788	$832

Noninterest income increased $85,000 (20.2%) to $336,000 for the three months ended June 30, 2020 compared to $421,000 for the three months ended June 30, 2019. The decrease from the second quarter of 2019 to the second quarter of 2020 was primarily related to a decrease in gain on sale of securities, which decreased $29,000 from a gain of $29,000 in 2019 to no gain in 2020 and a decrease in service charges on deposit accounts which decreased $28,000 from $139,000 in 2019 to $111,000 in 2020.

For the six months ended June 30, 2020, noninterest income decreased $44,000 (5.3%) from $832,000 to $788,000. The decrease from the first six months of 2019 compared to the same period in 2020 was primarily related to a decrease in gain on sale of securities (down $27,000 or 41.5%) resulting in income of $65,000 in the first half of 2019 compared to $38,000 for the first half of 2020.

Noninterest Expense

Noninterest expense decreased $232,000 (5.6%) to $3,916,000 for the three months ended June 30, 2020 compared to $4,148,000 for the three months ended June 30, 2019. Salary and employee benefits expense decreased $233,000 (8.5%) from $2,744,000 during the second quarter of 2019 to $2,511,000 during the second quarter of 2020. The decrease in salaries and benefits expense resulted from an increase in the deferral of direct loan origination costs, which reduced salary expense. Each PPP loan that was recorded had an associated loan origination cost. Total origination costs for the second quarter of 2020 were $431,000 compared to $114,000 for the second quarter of 2019. Of the $431,000 in deferred loan origination costs recorded in 2020, $332,000 was related to PPP loans. The benefit from the deferred loan origination costs was partially offset by normal cost of living increases and promotions. Salary expense increased $57,000 (3.0%) from $1,890,000 in the second quarter of 2019 to $1,947,000 in the second quarter of 2020. Average full-time equivalent employees was 103 during the second quarter of 2019 compared to 101 during the second quarter of 2020. On a quarter-over-quarter basis, occupancy expense increased $4,000 (1.6%) and furniture and equipment expense decreased $1,000 (0.7%). FDIC assessments increased $4,000 (8.9%) from the second quarter of 2019 to the second quarter of 2020. OREO related expenses increased $14,000 during the second quarter of 2019 to $18,000 from $4,000 in the second quarter of 2019. Other expenses decreased $20,000 (2.1%) to $940,000 in the second quarter of 2020 compared to $960,000 in the second quarter of 2019. There were numerous line items that make up the $20,000 decrease in other expenses but the largest change occurred in advertising and business development. Advertising and business development decreased $127,000 (77.4%) from $164,000 in the second quarter of 2019 to $35,000 in the second quarter of 2020. Much of this decrease is related to the shelter-in-place order within our markets reducing the number of business development opportunities and events. Partially offsetting the reduced advertising and business development costs was a $70,000 expense related to a retirement plan payment to the estate of a director who passed away during the second quarter of 2020.

The fully taxable equivalent efficiency ratio for the second quarter of 2020 was 56.7% compared to 68.0% in the second quarter of 2019.

Noninterest expense for the six-month period ended June 30, 2020 was $8,132,000 compared to $8,408,000 for the same period in 2019, a decrease of $276,000 (3.3%). Salaries and benefits expense decreased $149,000 (2.7%) from $5,525,000 for the six months ended June 30, 2019 to $5,376,000 for the same period in 2020. The decrease in salaries and benefits expense resulted from an increase in the deferral of direct loan origination costs, which reduced salary expense. Total origination costs for 2020 were $513,000 compared to $218,000 for 2019. Of the $513,000 in deferred loan origination costs recorded in 2020, $332,000 was related to PPP loans. The benefit from the deferred loan origination costs was partially offset by normal cost of living increases and promotions and higher allocations to the earned but unpaid personal time. Salary expense increased $79,000 (2.1%) from $3,743,000 in 2019 to $3,822,000 in 2020. Expenses related to paid time off increased $43,000 (39.8%) from $108,000 in 2019 to $151,000 in 2020. Average full-time equivalent employees was 103 in 2019 compared to 101 during 2020. Occupancy expense increased $3,000, (0.6%), and furniture and equipment expense increased $2,000, (0.7%). FDIC assessments decreased $19,000 (20.0%) from $95,000 in 2019 to $76,000 in 2020. OREO related expenses increased $15,000 (187.5%) during 2020 to $23,000, from $8,000 in 2019. Other expenses decreased $128,000 (6.4%) from $1,988,000 for the six months ended June 30, 2019 to $1,860,000 for the same period in 2020. There were numerous line items that make up the $128,000 decrease in other expenses including advertising and business development. Advertising and business development decreased $251,000 (69.9%) from $359,000 in 2019 to $108,000 in 2020. Partially offsetting the reduced advertising and business development costs was a $70,000 expense related to a retirement plan payment to the estate of a director who passed away during the second quarter of 2020.

The overhead efficiency ratio (fully taxable equivalent), for the first six months of 2020 was 59.8% as compared to 69.4% in the same period of 2019.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2020 increased $209,000 (47.0%) from $445,000 in the second quarter of 2019 to $654,000 in the second quarter of 2020 and increased $332,000 (40.5%), from $819,000 in the six months ended June 30, 2019 to $1,151,000 for the six months ended June 30, 2020. The combined federal and state effective tax rate for the quarter ended June 30, 2020 was 27.3%, compared to 25.9% for the second quarter of 2019. For the six months ended June 30, 2020, the combined federal and state effective tax rate was 26.6% compared to 25.3% for the six months ended June 30, 2019. The higher taxes and effective tax rate in 2020 compared to 2019 is related to a higher level of taxable income, a lower level of benefits from tax exempt municipal bonds, and the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Taxable income increased $674,000 (39.2%) from $1,721,000 in the second quarter of 2019 to $2,395,000 in the second quarter of 2020, and increased $1,083,000 (33.4%) from $3,241,000 in the first six months of 2019 to $4,324,000 in the first six months of 2020. Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. In the second quarter of 2019 the Company recognized a $16,000 tax expense under ASU 2016-09 and in the second quarter of 2020 the Company recognized a $42,000 tax expense under ASU 2016-09. For the six months ended June 30, 2019, the Company recognized a $28,000 tax credit under ASU 2016-09 and in the six months ended June 30, 2020, the Company recognized a $38,000 tax expense under ASU 2016-09. The average balance of tax exempt municipal bonds decreased $5,811,000 (52.0%) from $11,183,000 in the second quarter of 2019 to $5,372,000 in the second quarter of 2020, and decreased $7,304,000 (57.5%) from $12,713,000 in the first six months of 2019 to $5,409,000 in the first six months of 2020.

Balance Sheet Analysis

The Company’s total assets were $870,918,000 at June 30, 2020 compared to $720,353,000 at December 31, 2019, representing an increase of $150,565,000 (20.9%). Average assets for the three months ended June 30, 2020 were $823,238,000, which represents an increase of $132,254,000 (19.1%) from the balance of $690,984,000 during the three-month period ended June 30, 2019. Average assets for the six months ended June 30, 2020 were $772,339,000, which represents an increase of $83,753,000 (12.2%) from the average balance of $688,586,000 during the six-month period ended June 30, 2019.

Cash and Cash Equivalents

The balance held in cash and cash equivalents at June 30, 2020, was $112,702,000 compared to $17,810,000 at December 31, 2019 an increase of $94,892,000 (532.8%). The primary reason for the increase in cash and cash equivalents since December 31, 2019 is directly related to the increase in deposit balances during the same period.

Investment Securities

The balance held in available-for-sale investment securities at June 30, 2020, was $252,120,000 compared to $261,965,000 at December 31, 2019, a decrease of $9,845,000 (3.8%). The balance held in held-to-maturity investment securities at June 30, 2020, was $233,000 compared to $248,000 at December 31, 2019, a decrease of $15,000 (6.0%). Table Five below summarizes the values of the Company’s investment securities held on June 30, 2020 and December 31, 2019.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	June 30, 2020	December 31, 2019
Debt securities:
U.S. Government Agencies and Sponsored Entities	$229,680	$241,887
Obligations of states and political subdivisions	16,365	13,447
Corporate bonds	6,075	6,631
Total available-for-sale investment securities	$252,120	$261,965
Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Entities	$233	$248
Total held-to-maturity investment securities	$233	$248

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

Net unrealized gains on available-for-sale investment securities totaling $9,366,000 were recorded, net of $2,768,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2020 and unrealized gains on available-for-sale investment securities totaling $2,544,000 were recorded, net of $752,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2019.

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

Loans

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) agriculture; and (7) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $30.3 million in new loans during the first six months of 2020. In addition to the $30.3 million in new production the Company also originated 477 PPP loans totaling $80.2 million. This production was offset by pay downs and payoffs, and excluding the PPP loans resulted in an overall decrease in net loans of $7,130,000 (1.8%) from December 31, 2019. At June 30, 2020, gross PPP loans were $75,804,000 and had related fees of $2,036,000, for a net balance of $73,768,000. These PPP loans were recorded as commercial loans. At June 30, 2020, net loans excluding net PPP loans were $393,802,000.

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

Table Six below summarizes the composition of the loan portfolio in dollars and as a percentage of total loans as of June 30, 2020 and December 31, 2019.

Table Six: Loan Portfolio Composition

(dollars in thousands)	June 30, 2020		December 31, 2019		Change in	Percentage
	$	%	$	%	dollars	change
Commercial (1)	$115,818	25%	$43,019	11%	$72,799	169.2%
Real estate
Commercial	215,508	46%	214,604	54%	904	0.4%
Multi-family	48,421	10%	56,818	14%	(8,397)	(14.8%)
Construction	26,849	6%	23,169	6%	3,680	15.9%
Residential	29,034	6%	29,180	7%	(146)	(0.5%)
Agriculture	6,152	1%	6,479	2%	(327)	(5.0%)
Consumer	27,585	6%	26,392	6%	1,193	4.5%
Total loans	469,367	100%	399,661	100%	69,706	17.4%
Deferred loan fees and costs, net	(2,729)		(721)		(2,008)
Allowance for loan losses	(6,198)		(5,138)		(1,060)
Total net loans	$460,440		$393,802		$66,638	16.9%
(1)	The June 30, 2020 balance includes $75,804,000 in PPP loans.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 81% of the Company’s loan portfolio at June 30, 2020 and December 31, 2019. The June 30, 2020 figure excludes the PPP loans, which are 100% guaranteed by the SBA. Management believes that the residential land and construction portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of June 30, 2020, outstanding unimproved residential land and construction loans were $5,917,000 (or just 1.9% of the total real estate loans). Of the $5,917,000, $1,941,000 (32.8%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans

Management places loans on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan is well secured and in the process of collection. Loans are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely. The recorded investments in nonperforming loans, which includes nonaccrual loans and loans that were 90 days or more past due and on accrual, totaled zero at both June 30, 2020 and December 31, 2019, respectively.

There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2020. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2020, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans past due 90 days or more as of June 30, 2020 and December 31, 2019.

Table Seven: Nonperforming Loans
(dollars in thousands)	June 30,	December 31,
	2020	2019
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	—
Real estate	—	—
Agriculture	—	—
Consumer	—	—
Total nonperforming loans	$—	$—

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

At June 30, 2020, the recorded investment in loans that were considered to be impaired totaled $7,502,000, all of which are considered performing loans. Of the total impaired loans of $7,502,000, loans totaling $5,792,000 were deemed to require no specific reserve and loans totaling $1,710,000 were deemed to require a related valuation allowance of $130,000. Of the $5,792,000 impaired loans that did not carry a specific reserve there were $470,000 in loans that had previous partial charge-offs and $5,321,000 in loans that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan balance. The recorded investment in loans that were considered to be impaired totaled $7,604,000 at December 31, 2019. Of the total impaired loans of $7,604,000, loans totaling $5,848,000 were deemed to require no specific reserve and loans totaling $1,756,000 were deemed to require a related valuation allowance of $142,000.

Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary.  In the second quarter of 2020, the Company had net recoveries of $16,000 with $545,000 in provisions for loan losses. For the six months ended June 30, 2020, the Company had net recoveries of $20,000 with $1,040,000 in provisions for loan losses. Despite the Company’s continued improvement in the credit quality of the loan portfolio, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, management believes that the $545,000 addition to the provision for loan losses during the second quarter of 2020 was warranted. In the second quarter of 2019, the Company had net loan recoveries of $4,000 with $180,000 in provisions for loan and lease losses and for the six months ended June 30, 2019, the Company had net recoveries of $9,000 with $360,000 in provisions for loan losses.

During the quarters ended June 30, 2020 and June 30, 2019, there were no loans that were modified as troubled debt restructurings. There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2020.

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2019. At June 30, 2020 and December 31, 2019 there were no unfunded commitments on those loans considered troubled debt restructures.

Working with Borrowers

The FDIC is encouraging financial institutions, like American River Bank, to provide borrowers affected in a variety of ways by the COVID-19 outbreak with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Such assistance provided in a prudent manner to borrowers facing short-term setbacks could help the borrower and our community to recover. The FDIC indicated that these loan accommodation programs should be ultimately targeted toward loan repayment, but that if provided in a prudent manner such programs can help borrowers and communities recover from short-term setbacks.

The FDIC suggested that financial institutions should consider ways to address any deferred or skipped payments such as extending the original maturity date or by making those payments due in a balloon payment at the maturity date of the loan. As of March 31, 2020, the Company was in discussion with its borrowers to seek ways in which the Company could assist them during the COVID-19 pandemic and during the second quarter of 2020 the Company began deferring loan payments for some its borrowers. As of June 30, 2020, the following arrangements had been made for borrowers requesting loan deferrals:

Payments for principal and interest deferred for three months with the maturity extended three months:

Six commercial loans with principal balances totaling $3,710,000;

Thirty-four consumer auto loans with principal balances totaling $4,103,000;

Thirty-two commercial real estate loans with principal balances totaling $39,303,000;

Seven residential real estate loans with principal balances totaling $12,887,000; and

Three multi-family loans with principal balances totaling $10,133,000.

Payments for principal and interest deferred for four months with the maturity extended four months:

Three commercial loans with principal balances totaling $4,676,000; and

Four commercial real estate loans with principal balances totaling $3,465,000.

Payments for principal and interest deferred for six months with the maturity extended six months:

One commercial loan with a principal balance totaling $112,000;

Three consumer auto loans with principal balances totaling $120,000; and

Three commercial real estate loans with principal balances totaling $2,325,000.

Payments for principal and interest deferred for three months, due at maturity:

Five commercial real estate loans with principal balances totaling $9,063,000;

One multi-family loan with a principal balance totaling $1,381,000; and

One residential real estate loan with a principal balance totaling $771,000.

Payments for principal and interest deferred for four months, due at maturity:

One commercial loans with a principal balance totaling $25,000; and

One commercial real estate loan with a principal balance totaling $124,000.

Payments for interest only for six months, maturity was not extended:

Two commercial real estate loans with principal balances totaling $4,267,000.

The Company continues to accrue interest on all of the loan deferrals. The amount of deferred loans at June 30, 2020 totaled $96,465,000. The Company expects to continue to work with its borrowers and make prudent credit arrangements as needed, while intending to continue to act in a safe and sound manner.

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

The ALLL totaled $6,198,000 or 1.33% of total loans at June 30, 2020 compared to $5,138,000 or 1.29% of total loans at December 31, 2019. Excluding the 100% SBA guaranteed PPP loans, which do not carry the same risk as the rest of the loan portfolio, the ALLL to total loans was 1.58% at June 30, 2020. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans losses as a percentage of impaired loans was 80.7% at June 30, 2020 and 67.6% at December 31, 2019. Of the total non-performing and impaired loans outstanding as of June 30, 2020, there were $649,000 in loans that had been reduced by partial charge-offs of $281,000.

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

Table Eight: Allowance for Loan Losses
(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average loans outstanding	$448,277	$351,989	$422,300	$340,344

Allowance for loan losses at beginning of period	$5,637	$4,577	$5,138	$4,392

Loans charged off:
Commercial	—	—	—	—
Real estate	—	—	—	—
Agriculture	—	—	—	—
Consumer	(6)	—	(6)	—
Total	(6)	—	(6)	—
Recoveries of loans previously charged off:
Commercial	12	1	13	3
Real estate	10	3	13	6
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	22	4	26	9
Net loans charged off	16	4	20	9
Additions to allowance charged to operating expenses	545	180	1,040	360
Allowance for loan losses at end of period	$6,198	$4,761	$6,198	$4,761
Ratio of net recoveries to average loans outstanding (annualized)	-0.01%	0.00%	-0.01%	-0.01%
Provision of allowance for loan losses to average loans outstanding (annualized)	0.49%	0.21%	0.50%	0.21%
Allowance for loan losses to loans net of deferred fees at end of period	1.33%	1.31%	1.33%	1.31%
Allowance for loan losses to non PPP loans net of deferred fees at end of period	1.58%	1.31%	1.58%	1.31%

Other Real Estate Owned

At June 30, 2020 and December 31, 2019, the Company had one other real estate owned (“OREO”) property totaling $846,000. During the first and second quarters of 2020, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at June 30, 2020 nor at year-end 2019. The Company believes that the OREO property owned at June 30, 2020 was carried approximately at fair value.

Other Assets

Other assets consists of bank owned life insurance, accrued interest receivable and other assets. There was no significant change in the balance in bank owned life insurance at June 30, 2020 ($15,932,000) compared to December 31, 2019 ($15,763,000). Accrued interest receivable and other assets decreased from $8,148,000 at December 31, 2019 to $7,133,000 at June 30, 2020, a decrease of $1,015,000 (12.4%). A portion of this decrease is related to a decrease in the lease right-of-use-asset related to the Company’s adoption of ASU 2016-02 during 2019 which decreased $318,000 (11.1%), from $2,875,000 at December 31, 2019 to $2,557,000 at June 30, 2020. Also included in the other asset balance is a repossessed automobile that was acquired in June 2020 with a book value of $19,000. The loan balance at the time of acquisition was $25,000 and was reduced by $6,000 though a charge to the allowance for loan losses. The asset was sold in early July 2020, for no further loss.

Deposits

At June 30, 2020, total deposits were $741,650,000 representing a $136,813,000 (22.6%) increase from the December 31, 2019 balance of $604,837,000. The Company’s deposit growth plan for 2020 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group while at the same time retaining our high-valued deposit relationships. During the first six months of 2020, the Company’s experienced increases in noninterest-bearing checking ($83,447,000 or 36.8%), interest-bearing checking ($8,096,000 or 11.6%), and savings ($41,622,000 or 26.3%), and a decrease in time deposits ($4,362,000 or 5.9%). Some of the deposit increase can be attributed to our business accounts depositing the funds received from their PPP loans into their accounts held at American River Bank, as well as, balance increases due to the deferral of income and payroll tax payments.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2020 and December 31, 2019, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRBSF”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	June 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$17,000	0.61%	$9,000	1.46%
Long-term borrowings:
FRBSF advances	$1,960	0.35%	—	—
FHLB advances	$8,500	2.61%	$10,500	2.48%

The maximum amount of short-term borrowings at any month-end during the first six months of 2020 and 2019 was $17,000,000 and $25,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The FRBSP advances are collateralized by PPP loans pledged to the FRBSF under the Paycheck Protection Program Lending Facility. The following is a breakdown of rates and maturities on FHLB and FRBSF advances (dollars in thousands):

	Short-term	Long-term
Amount	$17,000	$10,460
Maturity	2020 to 2021	2021 to 2023
Weighted average rates	0.61%	2.19%

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

At June 30, 2020, shareholders’ equity was $90,270,000, representing an increase of $7,361,000 (8.9%) from $82,909,000 at December 31, 2019. The increase results from net income for the period ($3,173,000), stock based compensation ($209,000), and the increase from other comprehensive income ($4,806,000), exceeding the payment of cash dividends ($827,000).

Table Ten below lists the Company’s and American River Bank’s capital ratios at June 30, 2020 and December 31, 2019 as well as the minimum capital ratios for capital adequacy. While the Company has elected to adopt the community bank leverage ratio framework in which it is no longer required to report the risk-based capital ratios, we believe reporting them to our shareholders allows them to compare the ratios of companies of similar size and, therefore, are presented below.

Table Ten: Capital Ratios
	June 30,	December 31,	Minimum Regulatory Capital Requirements
	2020	2019	2020	2019
American River Bankshares
Leverage Ratio	8.4%	9.2%	N/A	N/A
Tier 1 Risk-Based Capital	15.5%	14.8%	N/A	N/A
Total Risk-Based Capital	16.7%	15.9%	N/A	N/A

American River Bank
Leverage Ratio	8.5%	9.3%	6.5%	6.5%
Common Equity Tier 1 Risk-Based Capital	15.6%	14.9%	N/A	7.0%
Tier 1 Risk-Based Capital	15.6%	14.9%	N/A	8.5%
Total Risk-Based Capital	16.9%	16.1%	N/A	10.5%

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

In addition, a “capital conservation buffer,” was established which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The buffer requirement became fully phased in on January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

On February 12, 2020 and May 15, 2020, the Company paid cash dividends of $0.07 per common share to shareholders of record on January 29, 2020 and April 29, 2020, respectively. These 2020 quarterly cash dividends follow four quarterly cash dividends, totaling $0.24 per share, paid in 2019. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Accordingly, we cannot provide any assurance that we will continue to pay cash dividends at the same historical rates, or at all. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2020 and December 31, 2019.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2020 and 2019.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2020 were approximately $37,091,000 and $60,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans pledged for secured borrowings. At June 30, 2020, consolidated liquid assets totaled $160.6 million or 18.4% of total assets compared to $141.5 million or 19.6% of total assets on December 31, 2019. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2020, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2020, the Bank could have arranged for up to $155,049,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2020, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $25,500,000, leaving $129,549,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2020, the Bank’s borrowing capacity at the Federal Reserve Bank was $6,250,000. In April 2020, the Company entered into a borrowing arrangement with the Federal Reserve Bank of San Francisco to participate in the Paycheck Protection Program Lending Facility (“PPPLF”). The PPPLF allows commercial lenders to pledge PPP loans as collateral for advances up to the term of the original PPP loans. At June 30, 2020, the Company had $1,960,000 pledged and borrowed under the PPPLF, and $73,844,000 in remaining PPP loans that could be pledged as collateral for future advances under the PPPLF. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2020 and December 31, 2019, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $37,151,000 and $40,624,000 at June 30, 2020 and December 31, 2019, respectively. As a percentage of net loans these off-balance sheet items represent 8.1% and 10.3%, respectively. See also, Note 3 to the unaudited consolidated financial statements included herein for additional information about the Company’s off-balance sheet items.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2020
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$683	$2,414
+200bp	$1,425	$4,826
-100bp	$(136)	$(981)
-200bp	$(462)	$(2,400)

After a review of the model results as of June 30, 2020, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

The COVID-19 pandemic has significantly impacted the State of California and our business. We have already experienced an adverse impact on our business as result of the pandemic. The ultimate impact of the COVID-19 pandemic on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. We, and many of our clients, have been adversely affected by the COVID-19 pandemic. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. Our operations, like those of other financial institutions, are significantly influenced by economic conditions in California, including the strength of the real estate market and construction industry. As a result, the demand for our products and services has been, and may continue to be, adversely impacted.

Furthermore, the pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. For the six months ending June 30, 2020, we increased our allowance for loan losses by $1,040,000, primarily as a result of the COVID-19 pandemic. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily reduced hours at our branches and staff are working remotely. In response to the pandemic, we have implemented loan programs to allow borrowers to defer loan principal and interest payments and are participating in the PPP under the CARES Act to help provide loans to our business clients to provide them with additional working capital to enable them to retain their employees. The extent to which the COVID-19 pandemic continues to negatively impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares during 2019 or the first six months of 2020 and does not currently have a stock repurchase program in place.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Document Description

*(10.1)	American River Bankshares 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 9, 2020).

*(10.2)	Registrant’s Form of Stock Option Grant Agreement (incorporated herein by reference from the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2020).

*(10.3)	Registrant’s Form of Restricted Stock Grant Agreement (incorporated herein by reference from the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2020).

*(10.4)	American River Bankshares Performance Based Restricted Stock Program (incorporated herein by reference from the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2020).

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Label**
101.PRE	XBRL Taxonomy Extension Presentation**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Denotes management contracts, compensatory plans or arrangements
**Filed herewith
***Furnished herewith
53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

August 6, 2020	By:	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 6, 2020	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
54