Form 10-K
period 2020-12-31
AMERICAN RIVER BANKSHARES
filed 2021-03-18
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $57,305,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 17, 2021, the registrant’s no par value Common Stock totaled 5,962,466 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2021 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2020

PART I

Item 1.	Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	The adverse effects of the COVID-19 pandemic on the economy, our business, borrowers, customers and employees and the impact of local, state and federal governments in response to the pandemic, including various government stimulus packages;
•	current and future legislation and regulation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan losses;
•	potential expenses associated with resolving nonperforming assets;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	the effects of strategic transactions we are a party to;
•	inadequate internal controls over financial reporting or disclosure controls and procedures;
•	changes in accounting policies and practices and the effects of adopting ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”);
•	potential declines in fee and other noninterest income earned associated with economic factors;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), pandemic disease and viruses, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation, regulatory, and other legal developments;
3

•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

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

During 2020, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

At December 31, 2020, the Company had consolidated assets of $869 million, net loans of $472 million, deposits of $744 million and shareholders’ equity of $93 million.

Impact of COVID-19

2020 began with optimism based off the progress made in 2019, but that was stalled when the novel coronavirus pandemic (“COVID-19”) arrived and created a global health crisis that has set off an economic crisis causing significant disruption in the local, national and global economies and financial markets. Continuation and further spread of COVID-19 could cause additional quarantines, shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The disruptions in the economy has impaired and may continue to impair the ability of some of our borrowers to make their loan payments, which could result in significant increases in delinquencies, defaults, foreclosures, declining collateral values, and credit losses on our loans. Similarly, because of changing economic and market conditions, we may be required to recognize credit losses on the investment securities we hold as well.  COVID-19 may also continue to materially disrupt banking and other financial activity generally and may result in a decline in demand for our products and services, including loans and deposits which could negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the “FRB”) has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates, including reducing the target federal funds range by 150 basis points during the first quarter of 2020 to 0% and announcing further quantitative easing in response to the expected economic downturn caused by COVID-19. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, will adversely affect our net interest income, margins and profitability.

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

We believe the COVID-19 pandemic has already impacted our local economy when Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or become unemployed. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates increased in our local market area. Prior to the pandemic unemployment rates were at all-time lows. At the end of February 2020, the unemployment rate in Sacramento County was 3.7%, in Sonoma County it was 2.8%, and in Amador County it was 4.4%. By the end of May 2020, these numbers increased to 14.1% in Sacramento County, 12.7%, in Sonoma County, and 15.1% in Amador County. With some businesses allowed to reopen these rates have decreased to 8.5% in Sacramento County, 6.5%, in Sonoma County, and 8.4% in Amador County as of December 31, 2020. While shelter-in-place restrictions were eased in our markets during the second quarter of 2020, and just as many businesses were opening, new restrictions were put in place, essentially eliminating the progress that had been made until later in the third quarter when selected areas had the restrictions eased again. New restrictions went in place throughout the State later in 2020, which were then eased in January 2021.

The Company has taken measures to protect the health and safety of its employees by implementing remote work arrangements to the full extent possible, and by adjusting banking offices hours and operational measures to promote social distancing. The Company will continue to analyze economic conditions in our geographic markets and perform stress testing of our investment and loan portfolios. The Company does not currently have a stock repurchase program in place. Our Board of Directors will evaluate whether or not to implement a program following such time that the economic impact of the COVID-19 has been assessed and minimized. On January 21, 2021, the Company announced a $0.07 per share cash dividend payable on February 17, 2021 to shareholders of record on February 3, 2021. Future cash dividend decisions will consider, among other business considerations, the impact of COVID-19 on the Company’s capital and liquidity levels. Based on the Company’s current capital levels, historical conservative underwriting policies, low loan-to-deposit ratio, concentration and geographical diversification of the loan portfolio, the Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels.

While the Company is not exposed to large oil and gas, airline, or the entertainment industries we have been evaluating the exposure to potentially increased loan losses related to the COVID-19 pandemic and have identified the following industry segments most impacted by the pandemic as of December 31, 2020:

Industry	Loan Balance		Percentage of total non PPP loans outstanding (1)
Hospitality	$1,848,000		0.4%
Churches	$22,214,000		5.3%
Restaurants	$5,761,000		1.4%
Eldercare	$6,509,000		1.5%
School/childcare	$5,234,000		1.2%
Recreation (golf/sportsclubs)	$1,796,000		0.4%
Oil/Gas	$8,604,000	(2)	2.0%

(1)	The PPP loans are 100% guaranteed by the SBA. By removing them from the total loans outstanding in this calculation, we believe the table represents a more reflective picture of the risk in the loan portfolio. The percentage of loans outstanding is, therefore, calculated excluding the PPP loans from the total loans.
(2)	Of this total, $1,903,000 is to three gas stations with convenience stores; $3,296,000 is to a gas station, convenience store and car wash; $642,000 is to an auto restoration company; $1,484,000 is to a gas station, $965,000 is to a car wash, and $314,000 is to a drive though oil change and car wash facility.

The Company is closely monitoring the effects of the pandemic on our loan and deposit clients. We are focusing on assessing the risks in our loan portfolio and working with our borrowers to minimize potential loan losses. We have implemented loan programs to allow borrowers to defer loan principal and interest payments. See “Working with Borrowers” for more information on loan deferrals. During 2020, the Company funded 477 PPP loans totaling $80,154,000, of which 352 PPP loans totaling $55,546,000 remained at December 31, 2020.

General

The Company is a regional bank holding company headquartered in Sacramento County, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2020, these sources comprised 76.2%, 23.8%, and 0.0%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2020 and December 31, 2019, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based on the most recent information made available by the FDIC through June 30, 2020, American River Bank competes with approximately 30 other banking or savings institutions in Sacramento County, 24 in Placer County, 19 in Sonoma County and 6 in Amador County, in which American River Bank’s market share of FDIC insured deposits was approximately 1.02% in the service areas of Sacramento County, 0.50% in Placer County, 0.62% in Sonoma County, and 15.98% in Amador County.

Human Capital

At American River Bank we strive to maintain a high-performing team and value our employees by encouraging a healthy work-life balance and investing in competitive compensation and benefits. We believe our relationship with our employees is good and that we have created a work environment that attracts and retains outstanding engaged employees by encouraging a collaborative environment centered on professional service and open communication.

Demographics: As of December 31, 2020 we employed 100 full- and part-time employees across our four county footprint in Amador, Placer, Sacramento, and Sonoma Counties. Our employees are not represented by a collective bargaining agreement. During fiscal year 2020 we hired 16 employees. Our voluntary turnover rate in 2020 was 14.6% and has declined for three consecutive years.

We strive toward having a powerful, diverse and inclusive team of employees, knowing that we are better together with our combined insight and experience.

As of December 31, 2020:

•	81% of our workforce was female and 67% of company employees in management roles were female. Our average tenure is 9 years.

•	The population of our workforce was as follows:

ETHNICITY	% OF TOTAL
American Indian or Alaska Native	1%
Asian	13%
Black or African American	3%
Hispanic or Latino	5%
White	78%

•	Headcount by Generation:

HEADCOUNT BY GENERATION	# of Employees
Baby Boomers (1946-1964)	32
Generation X (1965-1980)	33
Millennials (1981-1994)	34
Generation Z (1995-2010)	1

Compensation & Benefits: As part of our compensation philosophy, we believe that we must offer and maintain market competitive programs for our employees in order to attract and retain talent. In addition, we offer annual incentive opportunities for all employees within our company, a 401k plan with company matching and immediate vesting as well as stock awards, healthcare benefits, health savings and flexible spending accounts, paid time off, volunteer time and an employee assistance program.

Health & Safety: The success of our business is directly connected to the well-being of our people. We offer access to a variety of benefit plans so that employees can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic we implemented significant operating environment changes that we determined were in the best interest of our employees as well as the communities in which we operate, and we believe comply with applicable government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing essential on-site work.

Talent: We use both internal and external resources to recruit skilled and talented workers and encourage employee referrals for open positions. We focus on developing talent from within while supplementing the team with external hires. We intend this approach to create loyalty and commitment within our employees which in turns grows our business; while adding new employees brings new ideas and supports a continuous improvement mindset.

We recognize the social and environmental responsibility that arises from the impact of our activities in the communities we serve. We strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus. Each employee at American River Bank is eligible for 40 hours per year of paid volunteer time. In 2004, our employees were responsible for creating the American River Bank Foundation. The American River Bank Foundation is committed to supporting nonprofit organizations that provide food, shelter and safety for the most vulnerable women and children in the communities we serve. Our employees give their time, treasure, and talent to ensure the continued success of the Foundation. Since its inception, the Foundation has donated over $1.5 million to these worthy nonprofit organizations.

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

Competitive Data

At June 30, 2020, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 164 offices in the cities of Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its five Sacramento area offices, 57 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its two Sonoma County offices, and three offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its three Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is neither authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2020, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $15,072,000 on an unsecured basis and $25,119,000 on a fully secured basis based on capital and allowable reserves of $100,477,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2020, there were 204 operating commercial and savings bank offices in Sacramento County with total deposits of $42,882,517,000. This was an increase of $5,570,050,000 compared to the June 30, 2019 balances. American River Bank held a total of $437,322,000 in deposits, representing approximately 1.02% of total commercial and savings banks deposits in Sacramento County as of June 30, 2020.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2020, there were 87 operating commercial and savings bank offices in Placer County with total deposits of $13,420,096,000. This was an increase of $2,463,569,000 compared to the June 30, 2019 balances. American River Bank held a total of $67,225,000 in deposits, representing approximately 0.50% of total commercial and savings banks deposits in Placer County as of June 30, 2020.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2020, there were 115 operating commercial and savings bank offices in Sonoma County with total deposits of $16,725,684,000. This was an increase of $2,162,927,000 compared to the June 30, 2019 balances. American River Bank held a total of $103,499,000 in deposits, representing approximately 0.62% of total commercial and savings banks deposits in Sonoma County as of June 30, 2020.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2020, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $836,216,000. This was an increase of $82,581,000 compared to the June 30, 2019 balances. American River Bank held a total of $133,667,000 in deposits, representing approximately 15.98% of total commercial and savings bank deposits in Amador County as of June 30, 2020.

Supervision and Regulation

General

American River Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is subject to the supervision of, the Board of Governors of the Federal Reserve System. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Any acquisition is also subject to applicable California and other provisions of federal law.

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

American River Bank is licensed by the California Commissioner (the “Commissioner”) of the Department of Financial Protection and Innovation (the “DFPI”), and its deposits are insured by the FDIC up to the applicable legal limits.  American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide any additional information that the Board of Governors, the Commissioner, and the FDIC may require.

Capital Standards

Federal regulations require FDIC insured depository institutions, including state-chartered banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). In September 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. See “Prompt Corrective Regulatory Action” below for a further discussion on the CBLR.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Management believes that American River Bank is in compliance with the minimum capital requirements, including the capital conservation buffer requirement, based upon its capital position at December 31, 2020.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories incorporate the common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged). The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case institutions may no longer be deemed to be well-capitalized and may therefore be subject to certain restrictions such as taking brokered deposits or limitations on growth.

In September 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the 15 requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use in their March 31, 2020 Call Report. We adopted the CBLR framework on April 30, 2020. While the Company has elected to adopt the CBLR framework in which it is no longer required to report the risk-based capital ratios, we believe reporting them to our shareholders allows them to compare the ratios of companies of similar size and, therefore, are presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Table 11: Capital Ratios.”

The FDIC also finalized a rule that permits non-advanced approaches banking organizations to use the simpler regulatory capital requirements for mortgage-servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and minority interest when measuring their tier 1 capital as of January 1, 2020. Banking organizations may use this new measure of tier 1 capital under the CBLR framework. We have determined not to adopt this rule.

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

Limitations on Dividends, Repurchases and Redemptions

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. The Company relies on distributions from American River Bank in the form of cash dividends in order to pay cash dividends to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends. We cannot provide any assurance that we will be able to continue paying dividends in the future.

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

The ability of American River Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Commissioner, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

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

FDIC Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (“DIF”) up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.

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

On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) small banks, like American River Bank (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. As a result of the reserve ratio reaching 1.38%, American River Bank was awarded an assessment credit of $166,000 of which $144,000 was used in 2019 and $22,000 was used in 2020.

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

Impact of Certain Legislation and Regulation

The Coronavirus Aid, Relief, and Economic Security Act. In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. On December 21, 2020, Congress passed a $900 billion aid package which provides additional funds for the PPP and extends the time of the PPP to March 31, 2021. This legislation also permits second PPP loans to certain entities which are subject to forgiveness subject to meeting certain required criteria. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. The Bank funded 477 PPP loans totaling $80,154,000 under the PPP in the year ended December 31, 2020, of which $24,608,000 had been forgiven or repaid by December 31, 2020.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers.  The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In December 2020, this timeframe was extended through January 1, 2022, through the Consolidated Appropriations Act. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 7 “Troubled Debt Restructurings and Loan Modifications for Affected Borrowers” to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the Company.

Temporary Community Bank Leverage Ratio Relief.  Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration and December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Federal Reserve Programs and Other Recent Initiatives Related to COVID-19

Main Street Lending Program.  The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. The Bank has not registered to participate in the Main Street Lending Program but continues to monitor developments related thereto.

Temporary Regulatory Capital Relief related to Impact of CECL.  Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Bank has not yet adopted CECL but continues to monitor developments related thereto.

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

Brokered Deposits. The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2020, the Bank did not have any brokered deposits.

The FDIC has previously published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as brokered deposits. The FDIC published a proposed rule to modify the “national rate” definition that would apply to insured depository institutions that are less than well-capitalized in August 2019. In addition, in December 2019 and in connection with the Regulatory Relief Act, the FDIC published proposed revisions to its regulations relating to the brokered deposits restrictions. Specifically, the FDIC proposed to (i) revise the definition of the “facilitation” prong of the “deposit broker” definition; (ii) provide that a wholly-owned operating subsidiary be eligible for the insured depository institution exception to the deposit broker definition under certain circumstances; and (iii) amend the “primary purpose” exception. On December 15, 2020, the FDIC released a final rule, effective April 1, 2021 (with full compliance by January 1, 2022), which may encourage the update of certain bank services. The changes introduced by the final rule include, among other things, (i) adding definitions of “engaged in the business of placing deposits” and “engaged in the business of facilitating the placement of deposits,” (ii) establishing certain designated business exceptions that would automatically meet the “primary purpose” exception from the deposit broker definition (Designated Business Exceptions), and (iii) formalizing an application process for the “primary purpose” exception for parties that do not qualify for the Designated Business Exceptions. The Company does not believe the final rule will have a material effect on operations.

Change in Bank Control. Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act (“CIBCA”). Pursuant to CIBCA and Regulation Y, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires “control” of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other “rebuttable” presumptions of control.

In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but does not extend to CIBCA or applicable provisions of California law.

Patriot Act. The USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses to issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include enhancement of financial disclosures and related certification requirements, rules related to audit committees, auditor independence, ethics requirements, securities trading prohibitions, securities reporting requirements, and securities listing requirements.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

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
18

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

Requirements under the Dodd-Frank Act are anticipated to be implemented over an extended period of time, unless the implementation is changed as the result of additional legislation promulgated by Congress or as a result of actions taken by the administration of the President. Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Summary

Our risk factors can be broadly summarized by the following categories:

•	Operational Risks
•	Regulatory and Litigation Risks
•	Market and Industry Risks
•	Security Ownership Risks

OPERATIONAL RISKS

•	The COVID-19 Pandemic.

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

Furthermore, the pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. For year ended December 31, 2020, we added $1,520,000 to our allowance for loan losses by way of a charge to the provision for loan losses, primarily as a result of the COVID-19 pandemic. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily reduced hours at our branches and staff are working remotely. In response to the pandemic, we have implemented loan programs to allow borrowers to defer loan principal and interest payments and are participating in the Paycheck Protection Program under the CARES Act to help provide loans to our business clients to provide them with additional working capital to enable them to retain their employees. The extent to which the COVID-19 pandemic continues to negatively impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

At December 31, 2020, we had no nonperforming loans. At December 31, 2020, our nonperforming assets (which include foreclosed real estate and other repossessed assets) to total assets had decreased to 0.09%. While these nonperforming loans and nonperforming assets have decreased since 2008, there is no guarantee that these levels will continue into the future, which could adversely affect our results of operations, financial condition and stock price.

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

•	Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and nonperformance, but its allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect the Bank’s and therefore our Company’s operating results. The adequacy of the Bank’s allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of realizable future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and general California real estate market and operating environment, as well as interest rates, employment levels and other economic factors that may be beyond our control, and these losses may exceed current estimates.

Federal regulatory agencies, as an integral part of the examination process, review the Bank’s allowance for loan losses, as well as management’s policies and procedures for determining the adequacy of the allowance for loan losses. We believe that our allowance for loan losses policies are effective and that our allowance for loan losses is adequate to cover current probable incurred losses. However, the Bank may have to further increase the allowance for loan losses as a result of the effects of deterioration of economic conditions nationally and in the operating markets in which the Bank conducts business and/or as a result of changes in regulation or accounting methodologies.

•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

As of December 31, 2020, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $4.4 million and $8.0 million, respectively. At such date, our commercial real estate loans amounted to $251.3 million, or 59.2% of our total non PPP loan portfolio, and our commercial business loans amounted to $39.0 million, or 9.2% of our total non PPP loan portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

REGULATORY AND LITIGATION RISKS

•	We may take title to real estate that exposes us to the risk of environmental liabilities.

Our loan portfolio may include loans secured by real estate which could be subject to environmental liabilities. In the event that we foreclose upon and take title to such real estate, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Legislation that has or may be passed at the federal level and/or by the State of California in response to conditions affecting credit markets could cause us to experience higher credit losses if such legislation reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses.

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

The FDIC and DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk and liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, including memorandums of understanding or cease and desist orders, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for the fiscal year beginning January 1, 2023 and for interim periods thereafter. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The one-time cumulative effect adjustment to allowance for loan losses will be offset by a charge to retained earnings and therefore reduce equity capital. We have not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

MARKET AND INDUSTRY RISKS

•	Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for asset growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, we also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to us.

•	We have a concentration risk in real estate related loans.

At December 31, 2020, $350.8 million, or 82.6% of our total non PPP loan portfolio, consisted of real estate related loans. Of that amount, $251.3 million, or 71.6%, consisted of commercial real estate, $18.4 million, or 5.3% consisted of commercial and residential construction loans (including land acquisition and development loans) and $81.1 million, or 23.1%, consisted of residential mortgages and residential multi-family real estate. The majority of our real property collateral is located in our operating markets in Northern California. If there is a substantial decline in commercial and residential real estate values in our primary operating markets as a result of any deterioration in economic conditions or other events including natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

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

Increased competition in our market areas may result in reduced loans and deposits or the rates charged or paid on these instruments and adversely affect our net interest margin. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services compared to those that are offered by the Bank. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, fintech companies, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we do and are thereby better able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, as well as the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, we may be unable to maintain our historical levels of loans and deposits or our net interest margin, which would have a material adverse effect on our business and financial condition.

•	We may not be successful in raising additional capital needed in the future.

If additional equity or debt capital is needed in the future as a result of losses, our business strategy (including any acquisitions we may make) or regulatory requirements, our efforts to raise such additional capital may be unsuccessful or common shares sold in the future may be sold at prices or on terms that are not equal to or better than the current market price.  The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategy or meet regulatory requirements.

•	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2020, we did not recognize any securities as other than temporarily impaired.  Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2020, we held stock in the FHLB totaling $4.2 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. To date, we have not recognized any impairment charges related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador or any future acquisitions we could make becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2020, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could have a material adverse effect on our financial condition and results of operations.

•	The effects of terrorism and other events beyond our control, including natural disasters and pandemic disease or viruses, may adversely affect our customers and our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the military conflicts in the Middle East, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic instability and governmental actions in response, natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences, disruption of power and energy supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences including pandemic disease or viruses, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase nonperforming loans and the amounts reserved for loan losses, or cause significant declines in our level of deposits.

SECURITY OWNERSHIP RISKS

•	We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 5,937,529 shares were issued and outstanding at December 31, 2020. In addition, employees and directors of the Company had outstanding options to purchase 29,958 shares of common stock and 250,000 shares of common stock remained available for awards under our equity incentive plans.

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

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of outstanding equity awards under our 2020 or 2010 Equity Incentive Plans (or any future equity incentive plans we may adopt), could be substantially dilutive to shareholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

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

The Company and American River Bank lease nine and own two of their respective premises. The leases expire on various dates through 2031 and generally contain renewal option periods for periods ranging from three to five years. For additional information relating to lease rental expense and commitments as of December 31, 2020, see Note 12 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The closing price for the Company’s common stock on March 16, 2021 was $14.78.

Holders

As of March 9, 2021, there were approximately 2,471 shareholders of record of the Company’s common stock.

Dividends

During 2019, the Company paid four cash dividends in the aggregate amount of $0.24 per common share and during 2020 the Company paid four cash dividends in the aggregate amount of $0.28 per common share. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. We cannot provide any assurance as to whether any dividends will continue to be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

During 2020 and 2019, the Company did not have a stock repurchase program and no shares were repurchased.

Item 6.	Selected Financial Data.

FINANCIAL SUMMARY-The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management’s Discussion and Analysis included in this report.

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2020	2019	2018	2017	2016
Operations Data:
Net interest income	$26,318	$23,209	$20,646	$19,353	$20,243
Provision for loan losses	1,520	660	175	450	(1,344)
Noninterest income	1,526	1,688	1,513	1,596	2,045
Noninterest expenses	16,713	16,846	15,510	14,049	13,836
Income before income taxes	9,611	7,391	6,474	6,450	9,796
Income tax expense	2,556	1,891	1,574	3,252	3,392
Net income	$7,055	$5,500	$4,900	$3,198	$6,404

Share Data:
Earnings per share – basic	$1.20	$0.94	$0.83	$0.50	$0.95
Earnings per share – diluted	$1.20	$0.94	$0.83	$0.50	$0.94
Cash dividends per share (1)	$0.28	$0.24	$0.20	$0.20	$0.00
Book value per share	$15.68	$14.06	$12.75	$12.54	$12.59
Tangible book value per share	$12.93	$11.29	$9.97	$9.88	$10.14

Balance Sheet Data:
Assets	$868,991	$720,353	$688,092	$655,622	$651,450
Loans, net	471,853	393,802	318,516	308,713	324,086
Deposits	744,177	604,837	590,674	556,080	544,806
Shareholders’ equity	93,095	82,909	74,721	76,921	83,850

Financial Ratios:
Return on average equity	7.94%	6.92%	6.77%	3.91%	7.60%
Return on average tangible equity	9.73%	8.71%	8.74%	4.88%	9.43%
Return on average assets	0.86%	0.78%	0.72%	0.49%	1.00%
Efficiency ratio (2)	59.54%	67.09%	69.35%	65.84%	60.81%
Net interest margin (2)	3.52%	3.60%	3.41%	3.39%	3.62%
Net loans to deposits	63.41%	65.11%	53.92%	55.52%	59.49%
Net charge-offs (recoveries) to average loans	0.01%	(0.02)%	0.08%	0.25%	(0.39)%
Nonperforming loans to total loans (3)	0.00%	0.00%	0.01%	0.60%	0.01%
Allowance for loan losses to total loans	1.39%	1.29%	1.36%	1.43%	1.47%
Average equity to average assets	10.83%	11.30%	10.62%	12.53%	13.20%
Dividend payout ratio (1)	23%	26%	24%	40%	0%

Capital Ratios:
Leverage capital ratio	8.29%	9.16%	8.94%	9.45%	10.50%
Tier 1 risk-based capital ratio	14.96%	14.77%	16.11%	18.08%	19.02%
Total risk-based capital ratio	16.21%	15.94%	17.29%	19.34%	20.27%
(1)	On January 25, 2017, the Company reinstated the payment of quarterly cash dividends.
(2)	Fully taxable equivalent.
(3)	Nonperforming loans consist of loans past due 90 days or more and still accruing and nonaccrual loans.
36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Reconciliation to Tangible Common Shareholders’ Equity:

	December 31,
	2020	2019	2018
	(dollars in thousands)
Total shareholders’ equity	$93,095	$82,909	$74,721
Less:
Other intangible assets (goodwill)	(16,321)	(16,321)	(16,321)
Tangible common shareholders’ equity	$76,774	$66,588	$58,400

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

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)	December 31,
	2020	2019	2018
Net interest income (GAAP)	$26,318	$23,209	$20,646
Tax equivalent adjustment	226	214	207
Net interest income - tax equivalent adjusted (non-GAAP)	$26,544	$23,423	$20,853

Average earning assets	$754,705	$650,627	$611,696
Net interest margin (GAAP)	3.49%	3.57%	3.38%
Net interest margin (non-GAAP)	3.52%	3.60%	3.41%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)	December 31,
	2020	2019	2018
Net interest income (GAAP)	$26,318	$23,209	$20,646
Tax equivalent adjustment	226	214	207
Net interest income – tax-equivalent adjusted (non-GAAP)	$26,544	$23,423	$20,853
Noninterest income	1,526	1,688	1,513
Total income	28,070	25,111	22,366
Total noninterest expense	16,713	16,846	15,510
Efficiency ratio, fully tax-equivalent (non-GAAP)	59.54%	67.09%	69.35%

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

Overview

The Company recorded net income in 2020 of $7,055,000, an increase of $1,555,000 (28.3%) from $5,500,000 in 2019. Diluted earnings per share were $1.20 for 2020 and $0.94 for 2019. For 2020, the Company realized a return on average equity of 7.94% and a return on average assets of 0.86%, compared to 6.92% and 0.78%, respectively, in 2019.

Net income for 2019 increased $600,000 (12.2%) from $4,900,000 in 2018. Diluted earnings per share for 2018 were $0.83. For 2018, the Company realized a return on average equity of 6.77% and return on average assets of 0.72%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2020	2019	2018
Interest income*	$28,126	$25,884	$22,449
Interest expense	(1,582)	(2,461)	(1,596)
Net interest income*	26,544	23,423	20,853
Provision for loan losses	(1,520)	(660)	(175)
Noninterest income	1,526	1,688	1,513
Noninterest expense	(16,713)	(16,846)	(15,510)
Provision for income taxes	(2,556)	(1,891)	(1,574)
Tax equivalent adjustment	(226)	(214)	(207)
Net income	$7,055	$5,500	$4,900

Average total assets	$820,587	$703,205	$681,630
Net income as a percentage of average total assets	0.86%	0.78%	0.72%

* Fully taxable equivalent basis (FTE)

During 2020, total assets of the Company increased $148,638,000 (20.6%) from $720,353,000 at December 31, 2019 to $868,991,000 at December 31, 2020. At December 31, 2020, loans totaled $480,278,000, an increase of $80,617,000 (20.2%) from the ending balance of $399,661,000 at December 31, 2019. Deposits increased $139,340,000 or 23.0% from $604,837,000 at December 31, 2019 to $744,177,000 at December 31, 2020. Shareholders’ equity increased $10,186,000 or 12.3% from $82,909,000 at December 31, 2019 to $93,095,000 at December 31, 2020. The Company ended 2020 with a leverage capital ratio of 8.3% and a total risk-based capital ratio of 16.2% compared to a leverage capital ratio of 9.2% and a total risk-based capital ratio of 15.9% at the end of 2019.

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

The Company’s fully taxable equivalent net interest margin was 3.52% in 2020, 3.60% in 2019, and 3.41% in 2018. The fully taxable equivalent net interest income increased $3,121,000 (13.3%), from $23,423,000 in 2019 to $26,544,000 in 2020. The fully taxable equivalent net interest income increased $2,570,000 (12.3%), from $20,853,000 in 2018 to $23,423,000 in 2019.

The fully taxable equivalent interest income component increased $2,242,000 (8.7%) from $25,884,000 in 2019 to $28,126,000 in 2020. The increase in the fully taxable equivalent interest income for 2020 compared to the same period in 2019 is comprised of two components - rate (down $2,312,000) and volume (up $4,554,000). The primary driver in this rate decrease was a decrease in the yields on loans which decreased from 4.95% in 2019 to 4.80% in 2020, on the investment portfolio which decreased from 2.81% in 2019 to 2.46% in 2020, and a decrease in the yields on interest-bearing balances in banks which decreased from 2.04% in 2019 to 0.22% in 2020. The decreased yield in 2020 compared to 2019 was due to the overall lower interest rate environment. The decreased yield earned on loans, investments and interest-bearing balances in banks was the reason the yield on earning assets decreased from 3.98% in 2019 to 3.73% in 2020. The volume increase of $4,554,000 was primarily from an increase in loans ($4,346,000) and interest-bearing deposits in banks ($627,000), partially offset by a decrease in investment and Federal fund balances ($419,000). Average loans balances increased $87,699,000, (or 24.4%), from $359,329,000 during 2019 to $447,028,000 during 2020; the average interest-bearing deposits in banks increased $30,641,000, (or 311.7%), from $9,829,000 during 2019 to $40,470,000 during 2020; and average investment and Federal fund balances decreased $14,262,000, (or 5.1%), from $281,469,000 during 2019 to $267,207,000 during 2020. Of the $87,699,000 increase in loans, $45,846,000 was related to PPP. These PPP loans added $502,000 in interest income for the year and the net fee income for the year related to these PPP loans was $1,269,000.

The fully taxable equivalent interest income component increased $3,435,000 (15.3%) from $22,449,000 in 2018 to $25,884,000 in 2019. The increase in the fully taxable equivalent interest income for 2019 compared to the same period in 2018 is comprised of two components - rate (up $1,335,000) and volume (up $2,100,000). The primary driver in this rate increase was an increase in the yield on loans which saw an increase from 4.72% in 2018 to 4.95% in 2019 and an increase in the yield on investments, which saw an increase from 2.66% in 2018 to 2.81% in 2019. The increased yield in 2019 compared to 2018 was due to the overall higher interest rate environment. The yield on earning assets increased from 3.67% during 2018 to 3.98% during 2019. The volume increase of $2,100,000 was primarily from an increase in loans ($2,394,000) and interest-bearing deposits in banks ($153,000), partially offset by a decrease in investment balances ($103,000) and Federal funds ($345,000). Average loan balances increased $50,964,000, (or 16.5%), from $308,365,000 during 2018 to $359,329,000 during 2019, average interest-bearing deposits in banks increased $168,000, (or 509.1%), from $33,000 during 2018 to $201,000 during 2019 average investment balances decreased $1,602,000, (or 0.6%), from $282,898,000 during 2018 to $281,296,000 in 2019, and average Federal funds decreased $18,515,000, (or 99.1%), from $18,688,000 during 2018 to $173,000 in 2019.

Interest expense was $879,000 (or 35.7%) lower in 2020 compared to 2019, decreasing from $2,461,000 to $1,582,000. The $879,000 decrease in interest expense during 2020 compared to 2019 was due to lower rates (down $832,000) and lower volume (down $47,000). The decrease in interest expense can be attributed to a decrease in rates paid on deposit and borrowing balances during a lower interest rate environment. Rates paid on interest bearing liabilities decreased 27 basis points from 0.63% to 0.36% for 2019 compared to 2020. Of the $832,000 decrease in interest expense related to rates, $564,000 is related to lower rates paid on time deposit balances. Some of these time deposits are indexed to the three-or six-month treasury rates which have decreased over the past twelve months. Net interest expense on time deposits decreased by $839,000, or 56.4%, from $1,487,000 in 2019 to $648,000 in 2020 while the average time deposit balances decreased by $15,856,000, or 18.5%, from $85,723,000 in 2019 to $69,867,000 in 2020. Of the decrease in expense from time deposits of $839,000, $564,000 was related to rate and $275,000 was related to volume. Partially offsetting the decrease in time deposit expense due to rates and volume was an increase in interest checking and money market balances which increased $50,955,000 (24.0%) from $212,499,000 in 2019 to $263,454,000 in 2020 and in other borrowings which increased $4,325,000 (23.5%) from $18,430,000 in 2019 to $22,755,000 in 2020.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Year Ended December 31,	2020			2019			2018
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets:
Taxable loans(1)	$423,405	$20,322	4.80%	$338,775	$16,834	4.97%	$294,114	$13,924	4.73%
Tax-exempt loans(2)	23,623	1,140	4.83%	20,554	942	4.58%	14,251	632	4.43%
Taxable investment Securities	261,826	6,401	2.44%	271,779	7,589	2.79%	264,247	6,901	2.61%
Tax-exempt investment securities(2)	5,381	175	3.25%	9,517	313	3.29%	18,651	611	3.28%
Federal funds sold	—	—	—	173	5	2.89%	18,688	348	1.86%
Interest bearing deposits in other banks	40,470	88	0.22%	9,829	201	2.04%	1,745	33	1.89%
Total earning assets	754,705	28,126	3.73%	650,627	25,884	3.98%	611,696	22,449	3.67%
Cash & due from banks	29,902			16,440			34,535
Other assets	41,960			40,878			39,822
Allowance for loan losses	(5,980)			(4,740)			(4,423)

Total average assets	$820,587			$703,205			$681,630

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$263,454	598	0.23%	$212,499	563	0.26%	$219,742	272	0.12%
Savings	80,964	28	0.03%	74,304	28	0.04%	71,742	26	0.04%
Time deposits	69,867	648	0.93%	85,723	1,487	1.73%	79,422	1,061	1.34%
Other borrowings	22,755	308	1.35%	18,430	383	2.08%	15,533	237	1.53%
Total interest bearing liabilities	437,040	1,582	0.36%	390,956	2,461	0.63%	386,439	1,596	0.41%
Demand deposits	283,578			222,616			215,721
Other liabilities	11,127			10,136			7,062
Total liabilities	731,745			623,708			609,222
Shareholders’ equity	88,842			79,497			72,408
Total average liabilities and shareholders’ equity	$820,587			$703,205			$681,630
Net interest income & margin (3)		$26,544	3.52%		$23,423	3.60%		$20,853	3.41%

(1)	Loan interest includes loan fees of $1,578,000, $257,000 and $533,000 in 2020, 2019 and 2018, respectively. Includes $1,269,000 in net fees from PPP loans in 2020.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% in 2020, 2019 and 2018.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2020 over 2019 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans (1)(2)	$4,205	$(717)	$3,488
Tax-exempt net loans (3)	141	57	198
Taxable investment securities	(278)	(910)	(1,188)
Tax-exempt investment securities (3)	(136)	(2)	(138)
Federal funds sold	(5)	—	(5)
Interest-bearing deposits in other banks	627	(740)	(113)
Total interest on earning assets	4,554	(2,312)	2,242

Interest-bearing liabilities:
Interest checking and money market	135	(100)	35
Savings deposits	3	(3)	—
Time deposits	(275)	(564)	(839)
Other borrowings	90	(165)	(75)
Total interest on interest-bearing liabilities	(47)	(832)	(879)
Interest differential	$4,601	$(1,480)	$3,121

Year Ended December 31, 2019 over 2018 (dollars in thousands)
Increase (decrease) in interest income and expense
due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans (1)(2)	$2,114	$796	$2,910
Tax-exempt net loans (3)	280	30	310
Taxable investment securities	197	491	688
Tax-exempt investment securities (3)	(299)	1	(298)
Federal funds sold	(345)	2	(343)
Interest bearing deposits in other banks	153	15	168
Total interest on earning assets	2,100	1,335	3,435

Interest-bearing liabilities:
Interest checking and money market	(9)	300	291
Savings deposits	1	1	2
Time deposits	84	342	426
Other borrowings	44	102	146
Total interest on interest-bearing liabilities	120	745	865
Interest differential	$1,980	$590	$2,570

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan fees of $1,578,000, $257,000 and $533,000 for the years ended December 31, 2020, 2019 and 2018, respectively, have been included in the interest income computation. Includes $1,269,000 in net fees from PPP loans in 2020.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% in 2020, 2019 and 2018.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Company added $1,520,000 to the provision for loan losses in 2020 compared to $660,000 in 2019. The Company experienced net loan losses of $30,000 or 0.01% of average loans for 2020 compared to net loan recoveries of ($86,000) or -0.02% of average loans for 2019. The Company experienced net loan losses of $261,000 or 0.08% of average loans and added $175,000 to the provision for loan losses during 2018.

The Company continues to experience an overall improvement in the credit quality of the loan portfolio and a reduction of credit losses, however, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, the $1,520,000 addition to the provision for loan losses during 2020 was warranted. For additional information see the “Allowance for Loan Losses Activity” and “Potential Impact of COVID-19.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Year Ended December 31,
	2020	2019	2018
Service charges on deposit accounts	$500	$558	$476
Merchant fee income	370	391	422
Earnings on bank-owned life insurance	338	334	307
Gain on sale of securities	38	115	31
Other	280	290	277
	$1,526	$1,688	$1,513

Noninterest income decreased $162,000 (or 9.6%) from $1,688,000 during 2020 to $1,526,000 during 2019. The decrease in 2020 compared to 2019 was primarily related to a decrease in gain on sale of securities (down $77,000 or 67.0%) resulting in income of $38,000 in 2020 compared to $115,000 in 2019 and a decrease in service charges on deposit accounts which decreased $58,000 (10.4%) from $558,000 in 2019 to $500,000 in 2020.

Noninterest income increased $175,000 (11.6%) to $1,688,000 in 2019 from $1,513,000 in 2018. The increase from 2018 to 2019 was primarily related to higher gains on sale of securities which increased $84,000 (271.0%) from 2018 to 2019 and an increase in service charges on deposit accounts which increased $82,000 (17.2%) from $476,000 in 2018 to $558,000 in 2019.

Noninterest Expense

Salaries and Benefits

Salaries and benefits were $11,202,000 (down $114,000 or 1.0%) for 2020, compared to $11,316,000 in 2019. The decrease in salaries and benefits expense resulted from an increase in the deferral of direct loan origination costs, which reduced salary expense. Total origination costs for 2020 were $752,000 compared to $438,000 for 2019. Of the $752,000 in deferred loan origination costs recorded in 2020, $332,000 was related to PPP loans. The benefit from the deferred loan origination costs was partially offset by normal cost of living increases and promotions and higher allocations to the earned but unpaid personal time. Salary expense increased $18,000 (0.2%) from $7,554,000 in 2019 to $7,572,000 in 2020. Expenses related to accruals for paid time off increased $71,000 (32.9%) from $216,000 in 2019 to $287,000 in 2020. Average full-time equivalent employees was 102 in 2019 compared to 100 during 2020.

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

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2020 was $81,000 (down $53,000 or 39.6%) compared to $134,000 in 2019. The primary reason for the decrease in OREO related expense was due to a lower write-down in 2020 of the Company’s lone remaining property after receipt of an updated property valuation report. The write-down decreased from $111,000 in 2019 to $46,000 in 2020. Operating expenses for the property in 2020 totaled $35,000 compared to $23,000 in 2019. At December 31, 2020, the Company held one property with a book value of $800,000.

The OREO expense in 2019 was $134,000 (up $114,000 or 570.0%) compared to $20,000 in 2018. The primary reason for the increase in OREO related expense was due to the $111,000 write-down of the lone remaining property in 2019 after receipt of an updated property valuation report. Operating expenses on the properties in 2019 totaled $23,000 compared to $16,000 in 2018. Write-downs on the property totaled $4,000 in 2018. At December 31, 2019, the Company held one property with a book value of $846,000.

Occupancy, Furniture and Equipment

Occupancy expense increased $8,000 (0.8%) during 2020 to $1,031,000, compared to $1,023,000 in 2019. Furniture and equipment expense increased $16,000 (3.0%) during 2020 to $558,000 compared to $542,000 in 2019. The increase in occupancy and furniture and equipment expense decrease resulted from higher rental and maintenance expense on premises and equipment leased or owned by the Company.

Occupancy expense decreased $27,000 (2.6%) during 2019 to $1,023,000, compared to $1,050,000 in 2018. Furniture and equipment expense decreased $11,000 (2.0%) during 2019 to $542,000 compared to $553,000 in 2018. The decrease in occupancy and furniture and equipment expense decrease resulted from lower depreciation expense on premises and equipment leased or owned by the Company.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Financial Protection and Innovation (the “DFPI”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments increased $160,000 (333.3%) during 2020 to $208,000, compared to $48,000 in 2019. The assessments paid to the DFPI in 2020 were $79,000, compared to an expense of $78,000 in 2019. The increase in FDIC assessments in 2020 is due to a lower amounts of credits received from the FDIC’s Small Bank Assessment Credits in 2020 compared to 2019 and an overall increase in the assessment base in 2020 due to growth in the Bank’s assets during 2020. The Bank received the FDIC’s Small Bank Assessment Credits during 2019 and 2020 as the Deposit Insurance Fund Reserve Ratio exceeded 1.35%. The credits applied in 2020 were $22,000, a reduction of $122,000, compared to the credit of $144,000 received in 2019.

FDIC assessments decreased $154,000 (76.2%) during 2019 to $48,000, compared to $202,000 in 2018. The assessments paid to the DFPI in 2019 and 2018 were $78,000 in each year. The decrease in FDIC assessments in 2019 is due to the receipt of the FDIC’s Small Bank Assessment Credits during the year as the Deposit Insurance Fund Reserve Ratio exceeded 1.35%.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Professional fees	$1,172	$1,226	$1,158
Outsourced item processing	336	322	315
Directors’ expense	575	518	514
Telephone and postage	332	328	409
Stationery and supplies	131	138	140
Advertising and promotion	335	599	561
Other operating expenses	673	574	307
	$3,554	$3,705	$3,404

Other expenses were $3,554,000 (down $151,000 or 4.1%) for 2020, compared to $3,705,000 for 2019. The decrease in other expenses occurred primarily in the advertising and promotion. Advertising and promotion, which also includes business development, decreased $264,000 (44.1%) from $599,000 in 2019 to $335,000 in 2020. Much of this decrease is related to the shelter-in-place order within our markets reducing the number of business development opportunities and events. Partially offsetting the decreases in advertising and promotion was an increase in internet processing expenses which increased $90,000 (39.3%) from $229,000 in 2019 to $319,000 in 2020 and primarily relates to several new digital banking services launched in early 2020, including the Company’s conversion to new internet banking portal. The overhead efficiency ratio on a taxable equivalent basis for 2020 was 59.5% compared to 67.1% in 2019.

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

Provision for Income Taxes

The effective tax rate on income was 26.6%, 25.6%, and 24.3% in 2020, 2019 and 2018, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $805,000, $610,000, and $523,000 in these years. Tax-exempt income of $1,413,000, $1,361,000, and $1,315,000 from investment securities, loans, and bank-owned life insurance in these years helped to reduce the effective tax rate. The higher effective tax rate in 2020 compared 2019 is related to the tax treatment of equity based compensation under Accounting Standards Update 2016-09 (“ASU 2016-09”). Under ASU 2016-09, if the market value of the Company’s stock price on the date restricted stock vests is higher than the Company’s stock price on the date the restricted stock was awarded the Company receives a tax credit for the difference in values and if the market price on the vesting date is lower than the stock price on the award date the Company recognizes additional tax expense. During 2019, the Company recognized a $34,000 tax credit under ASU 2016-09 and in 2020 the Company recognized a $39,000 tax expense under ASU 2016-09.

The Company’s taxable income in 2020 was $9,611,000, an increase of $2,220,000 (up 30.0%) from $7,391,000 in 2019. The Company’s taxable income in 2019 increased $917,000 (up 14.2%) from $6,474,000 in 2018.

Balance Sheet Analysis

The Company’s total assets were $868,991,000 at December 31, 2020 compared to $720,353,000 at December 31, 2019, representing an increase of $148,638,000 (20.6%). The average balances of total assets during 2020 were $820,587,000, up $117,382,000 or 16.7% from the 2019 average balances of total assets of $703,205,000.

Cash and Cash Equivalents

The balance held in cash and cash equivalents at December 31, 2020 was $42,509,000, compared to $17,810,000 at December 31, 2019, an increase of $24,699,000 (138.7%). The primary reason for the increase in cash and cash equivalents since December 31, 2019 is directly related to the increase in deposit balances during the same period.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2020	2019	2018
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$283,833	$241,887	$269,049
Obligations of states and political subdivisions	16,301	13,447	14,400
Corporate debt securities	6,832	6,631	6,508
U. S Treasury securities	—	—	4,976
Total available-for-sale investment securities	$306,966	$261,965	$294,933

Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$12	$248	$292
Total held-to-maturity investment securities	$12	$248	$292

Net unrealized gains on available-for-sale investment securities totaling $8,739,000 were recorded, net of $2,583,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2020 and net unrealized gains on available-for-sale investment securities totaling $2,544,000 were recorded, net of $752,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2019. Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be until maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired. See Table Fifteen, “Securities Maturities and Weighted Average Yields,” for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2020, these categories accounted for approximately 20%, 52%, 10%, 4%, 7%, 0%, 1% and 6%, respectively, of the Company’s loan portfolio compared to approximately 11%, 54%, 14%, 6%, 7%, 0%, 2% and 6%, respectively, at December 31, 2019. In 2020, the Company participated in the Small Business Administrations’ Paycheck Protection Plan (“PPP”). At December 31, 2020, PPP loans were included in the commercial loans. On their own PPP loans made up 12% of the loan portfolio. Also, as noted in Table 7 below, the Company’s primary focus is commercial and real estate loans, however, in 2018 the Company began purchasing loans from a lender that specializes in classic and collector cars. The company began purchasing loans from this lender during the third quarter of 2018 and recorded $10,791,000 of such loans during 2018, $20,960,000 during 2019, and $13,701,000 in 2020, and accounts for the increase in consumer loans.

Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, an upgraded lending team in 2018, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $104 million non-PPP loans in 2020, $149 million in loans in 2019 and $104 million in 2018. In addition to the $104 million in new production the Company also originated 477 PPP loans totaling $80.2 million in 2020. This production was partially offset by pay downs and payoffs, and excluding the PPP loans resulted in an overall increase in net loans of $25,071,000 (6.3%) from December 31, 2019. Table Seven below summarizes the composition of the loan portfolio for the past five years as of December 31.

Table Seven: Loan Portfolio Composition

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial (1)	$94,522	$43,019	$29,650	$25,377	$35,374
Real estate:
Commercial	251,348	214,604	199,894	185,452	191,129
Multi-family	48,760	56,818	56,139	78,025	73,373
Construction	18,424	23,169	5,685	5,863	9,180
Residential	32,329	29,180	16,338	15,813	15,718
Lease financing receivable	—	—	32	205	404
Agriculture	6,091	6,479	4,419	1,713	2,302
Consumer	28,804	26,392	10,714	945	1,650
	480,278	399,661	322,871	313,393	329,130
Deferred loan origination fees and costs, net	(1,797)	(721)	37	(202)	(222)
Allowance for loan losses	(6,628)	(5,138)	(4,392)	(4,478)	(4,822)
Total net loans	$471,853	$393,802	$318,516	$308,713	$324,086
(1)	The December 31, 2020 balance of Commercial loans includes $55,546,000 in 100% SBA guaranteed PPP loans.

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

Average loans in 2020 were $447,028,000, which represents an increase of $87,699,000 (24.4%) compared to the average in 2019. Of the $87,699,000 increase in 2020, $45,846,000 was comprised of PPP loans. Average loans in 2019 were $359,329,000, which represents an increase of $50,964,000 (16.5%) compared to the average in 2018.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 83% of the Company’s loan portfolio at December 31, 2020 (excluding the $55.5 million in PPP loans) and 81% at December 31, 2019. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of December 31, 2020, outstanding unimproved residential land commitments were $8,342,000 (or just 2.4% of the total real estate loans). Of the $8,342,000, $1,582,000 (19%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A decline in the economy in general, or decline in real estate values in the Company’s market areas, in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. See “Potential Impact of COVID-19.” Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following principles: (1) maintaining a thorough understanding of the Company’s market area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans

Management places loans on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan is well secured and in the process of collection. Loans are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

The recorded investments in nonperforming loans, which includes nonaccrual loans and loans that were 90 days or more past due and on accrual, totaled zero at both at December 31, 2020 and 2019. At December 31, 2019 there were two loans totaling $75,000 30 days or more past due compared to no loans that were 30 days or more past due December 31, 2020.

Restructured loans considered performing and accruing at December 31, 2020, 2019, 2018, 2017 and 2016, were $5,387,000, $5,970,000, $6,626,000, $6,799,000, and $7,975,000, respectively.  Table Eight below sets forth nonaccrual loans and loans past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Nonperforming Loans
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	—	—	27	1,597	—
Real estate	—	—	—	289	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	6	19
Total nonperforming loans	$—	$—	$27	$1,892	$19

Interest income recognized from payments received on nonaccrual loans was zero in 2020, approximately $1,000 in 2019, and $43,000 in 2018. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2020. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2020, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Management monitors the Company’s performance metrics including the ratios related to nonperforming loans. From 2008 to 2010, the Company experienced an increase in nonperforming loans. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. From 2012 to 2020, the level of nonperforming loans continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of nonperforming loans does not directly impact the level of the Company’s allowance for loan losses as management monitors each of the loans for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans that were considered to be impaired totaled $7,050,000 at December 31, 2020 and had a related valuation allowance of $112,000. The average recorded investment in impaired loans during 2020 was approximately $7,216,000. As of December 31, 2019, the recorded investment in loans that were considered to be impaired totaled $7,604,000 and had a related valuation allowance of $142,000. The average recorded investment in impaired loans during 2019 was approximately $7,845,000. As of December 31, 2018, the recorded investment in loans that were considered to be impaired totaled $8,702,000 and had a related valuation allowance of $185,000. The average recorded investment in impaired loans during 2018 was approximately $8,847,000.

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

The FDIC suggested that financial institutions should consider ways to address any deferred or skipped payments such as extending the original maturity date or by making those payments due in a balloon payment at the maturity date of the loan. The terms of the payment deferrals are generally 90 days and up to 180 days and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as troubled debt restructure. As of June 30, 2020, the Company had made 107 such loan payment deferrals totaling $96,465,000. During the third quarter 2020, two additional loans totaling $2,980,000 were extended loan payment deferrals and four loans that had previously been provided loan payment deferrals totaling $2,123,000 paid off in full. In addition, during the third quarter 69 loans that had previously been granted loan payment deferrals began making their loan payments and are no longer on a loan deferral program. As of September 30, 2020, 39 loans totaling $39,576,000 were on a loan deferral program and of these loans, four loans totaling $4,074,000 were in their initial deferral period while 32 loans totaling $35,502,000 were provided an additional deferral period either after their initial deferral period ended or prior to the ending of their initial deferral period. As of December 31, 2020, two commercial real estate loans totaling $4,882,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed and any subsequently scheduled payments are missed.

The Company continues to accrue interest on all of the loan deferrals. The Company expects to continue to work with its borrowers and make prudent credit arrangements as needed, while intending to continue to act in a safe and sound manner. The Company has continued to keep in close contact with the borrowers that have been granted loan payment deferrals and continued to monitor those loans that have begun making their loan payments to track their payment history and evaluate whether it is appropriate to upgrade or downgrade the individual loan ratings. None of the borrowers that had been granted loan deferrals were more than 30 days past due immediately preceding the deferral date, and for those that have resumed making payments, none are more than 30 days past due at December 31, 2020.

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

The ALLL totaled $6,628,000 or 1.39% of total loans at December 31, 2020, $5,138,000 or 1.29% of total loans at December 31, 2019, and $4,392,000 or 1.36% at December 31, 2018. Excluding the 100% SBA guaranteed PPP loans, which do not carry the same risk as the rest of the loan portfolio, the ALLL to total loans was 1.56% at December 31, 2020. The increase in the allowance for loan losses from $5,138,000 at December 31, 2019 to $6,628,000 at December 31, 2020, was mainly due to the increase in loans outstanding at December 31, 2020 and the uncertain economic impact on the Company’s borrowers due to COVID-19. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans as a percentage of impaired loans was 94.0% at December 31, 2020 and 67.6% at December 31, 2019. Of the total nonperforming and impaired loans outstanding as of December 31, 2020, there were $643,000 in loans that had been reduced, prior to 2020, by partial charge-offs of $281,000.

At December 31, 2020, there was $5,387,000 in impaired loans that did not carry a specific reserve. Of this amount, $465,000 were loans that had previous partial charge-offs and $4,922,000 were loans that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan balance. Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary.  Despite the Company’s continued improvement in the credit quality of the loan portfolio, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, management believes that the $1,520,000 addition to the provision for loan losses during 2020 was warranted.

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

Table Nine: Allowance for Loan Losses

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Average loans outstanding	$447,028	$359,329	$308,365	$319,631	$306,737

Allowance for loan losses at beginning of period	$5,138	$4,392	$4,478	$4,822	$4,975
Loans charged off:
Commercial	(52)	—	213	1,073	—
Real estate	—	—	—	—	93
Consumer	(6)	—	69	—	34
Lease financing receivable	—	—	—	—	—
Total	(58)	—	282	1,073	127
Recoveries of loans previously charged off:
Commercial	14	7	12	6	660
Real estate	14	11	8	228	534
Consumer	—	68	—	4	124
Lease financing receivable	—	—	1	41	—
Total	28	86	21	279	1,318
Net loans charged off (recovered)	30	(86)	261	794	(1,191)
Additions (reductions) to allowance charged (credited) to operating expenses	1,520	660	175	450	(1,344)
Allowance for loan losses at end of period	$6,628	$5,138	$4,392	$4,478	$4,822

Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	(0.02)%	0.08%	0.25%	(0.39)%

Provision for loan losses to average loans outstanding	0.34%	0.18%	0.06%	0.14%	(0.44)%

Allowance for loan losses to total loans, at end of period	1.39%	1.29%	1.36%	1.43%	1.47%

Allowance for loan losses to non PPP loans net of deferred fees at end of period	1.56%	1.29%	1.36%	1.43%	1.47%

Allowance for loan losses to nonperforming loans, at end of period	N/A	N/A	16,266.67%	236.68%	25,378.95%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2020.

Table Ten: Allowance for Loan Losses by Loan Category
(dollars in thousands)
	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$922	20%	$950	11%	$668	9%
Real estate	4,952	73%	3,502	81%	3,165	87%
Agriculture	85	1%	107	2%	88	1%
Consumer	391	6%	334	6%	192	3%
Lease financing receivable	—	—	—	—	—	—
Unallocated	278	—	245	—	279	—
Total	$6,628	100%	$5,138	100%	$4,392	100%

	December 31, 2017		December 31, 2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$447	8%	$855	12%
Real estate	3,695	91%	3,600	86%
Agriculture	31	1%	64	1%
Consumer	14	—	24	1%
Lease financing receivable	—	—	1	—
Unallocated	291	—	278	—
Total	$4,478	100%	$4,822	100%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned and Repossessed Assets

The balance in OREO at December 31, 2020 and 2019 consisted of one property acquired through foreclosure. During 2019, the Company received an updated appraisal on the one property and reduced the balance by $111,000 through a charge to OREO expense. During 2020, the Company received an updated appraisal on the one property and reduced the balance by an additional $46,000 through a charge to OREO expense. During 2020, the Company did not acquire any OREO properties. There was $800,000 in OREO at December 31, 2020 with no valuation allowance and $846,000 in OREO at December 31, 2019 with no valuation allowance. During 2019, the Company took possession of an automobile formerly held as collateral on a loan and sold the automobile in early 2020. The book value of the automobile at December 31, 2019 was $517,000. Other than the $517,000 automobile, there were no other asset repossessed during 2019 and just one small dollar automobile that was repossessed and immediately sold in 2020 resulting in a balance of zero at December 31, 2020.

Deposits

At December 31, 2020, total deposits were $744,177,000 representing an increase of $139,340,000 (23.0%) from the December 31, 2019 balance of $604,837,000. The Company’s deposit growth plan for 2020 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group, while at the same time retaining our high-valued deposit relationships. During 2020, the Company experienced increases in noninterest-bearing checking ($103,040,000 or 45.4%), interest-bearing checking ($12,211,000 or 17.5%), money market savings ($17,222,000 or 10.9%) and savings ($11,495,000 or 15.2%), and a decrease in time deposits ($4,628,000 or 6.3%). Some of the deposit increase can be attributed to our business accounts depositing the funds received from their PPP loans into their accounts held at American River Bank, as well as, balance increases due to the deferral payroll tax payments and other government programs.

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2020 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings: FHLB advances	$7,000	0.54%	$9,000	1.46%	$5,000	1.32%

Long-term borrowings: FHLB advances	$13,787	1.13%	$10,500	2.48%	$10,500	2.02%

The maximum amount of short-term borrowings at any month-end during 2020, 2019 and 2018, was $17,000,000, $25,000,000, and $6,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$7,000	$13,787
Maturity	2021	2022 to 2025
Average rates	0.54%	1.13%

The Company has the ability to enter into letters of credit with the FHLB. There were no letters of credit outstanding as of December 31, 2020 or 2019. There were no amounts drawn upon any letter of credit in 2020 or 2019 and management does not expect to draw upon these sources of liquidity in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock. During 2018, the Company repurchased 308,618 shares of its common stock at an average price of $15.52 per share. The Company did not have a repurchase program in 2020 or 2019 and therefore did not repurchase any shares in 2020 or 2019.

During 2020, the Company paid cash dividends of $0.28 per common share to shareholders of record. These 2020 quarterly cash dividends follow four quarterly cash dividends, totaling $0.24 per share, paid in 2019. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Accordingly, we cannot provide any assurance that we will continue to pay cash dividends at the same historical rates, or at all.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2020 and 2019, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

At December 31, 2020, shareholders’ equity was $93,095,000, representing an increase of $10,186,000 (12.3%) from $82,909,000 at December 31, 2019. The increase in 2020 resulted from additions of net income of $7,055,000, the increase in the unrealized gain on securities due to a decrease in interest rates of $4,364,000, and stock based compensation of $425,000 exceeding the payment of cash dividends of $1,658,000. In 2019, shareholders’ equity increased $8,188,000 (11.0%) from $74,721,000 at December 31, 2018. The increase in 2019 resulted from additions of net income of $5,500,000, the increase in the unrealized gain on securities due to a decrease in interest rates of $3,668,000, and stock based compensation of $433,000 exceeding the payment of cash dividends of $1,413,000.

Table Eleven below lists the Company’s and American River Bank’s actual capital ratios at December 31, 2020 and 2019, as well as the minimum capital ratios for capital adequacy for American River Bank. The ratio for the minimum regulatory requirement includes the capital conservation buffer of 2.50%. While the Company has elected to adopt the CBLR framework in which it is no longer required to report the risk-based capital ratios, we believe reporting them to our shareholders allows them to compare the ratios of companies of similar size and, therefore, are presented below.

Table Eleven: Capital Ratios
	At December 31,		Minimum Regulatory Capital Requirements
	2020	2019	2020	2019
American River Bankshares:
Leverage ratio	8.3%	9.2%	N/A	N/A
Tier 1 Risk-Based Capital	15.0%	14.8%	N/A	N/A
Total Risk-Based Capital	16.2%	15.9%	N/A	N/A

American River Bank:
Leverage ratio	8.4%	9.3%	6.5%	6.5%
Common Equity Tier 1 Capital	15.1%	14.9%	7.0%	7.0%
Tier 1 Risk-Based Capital	15.1%	14.9%	8.5%	8.5%
Total Risk-Based Capital	16.4%	16.1%	10.5%	10.5%

At December 31, 2020, American River Bank’s ratios were in excess of the regulatory definition of “well capitalized.” Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2020
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$664	$2,140
+200bp	$1,149	$3,990
-100bp	$(605)	$(2,224)
-200bp	$(1,215)	$(3,976)

After a review of the model results as of December 31, 2020, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2020, 2019 and 2018.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2020 were approximately $32,851,000 and zero, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2020, consolidated liquid assets totaled $191.2 million or 22.0% of total assets compared to $141.5 million or 19.6% of total assets on December 31, 2019. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2020, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2020, American River Bank could have arranged for up to $153,196,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2020, the Company had $132,409,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2020, the Company’s borrowing capacity was $6,209,000.

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

Table Thirteen: Certificates of Deposit Maturities
December 31, 2020
(dollars in thousands)	Less than $250,000	Over $250,000
Three months or less	$8,166	$17,200
Over three months through six months	3,673	13,834
Over six months through twelve months	5,451	3,022
Over twelve months	9,821	8,014
Total	$27,111	$42,070

Loan demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans for the period indicated.

Table Fourteen: Loan Maturities (Gross Loans)
December 31, 2020
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$7,860	$68,905	$17,757	$94,522
Real estate	29,664	104,843	216,354	350,861
Agriculture	100	120	5,871	6,091
Consumer	1,355	679	26,770	28,804
Total	$38,979	$174,547	$266,752	$480,278

Loans shown above with maturities greater than one year include $189,314,000 of variable interest rate loans and $251,985,000 of fixed interest rate loans. The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2020, 2019 and 2018 was $4,212,000, $4,259,000 and $3,932,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

(Taxable Equivalent Basis)
December 31,	2020		2019		2018
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$281	4.00%	$—	—	$255	5.06%
Maturing after 1 year but within 5 years	361	4.00%	952	3.70%	1,141	5.06%
Maturing after 5 years but within 10 years	12,998	2.56%	5,224	2.40%	9,831	6.03%
Maturing after 10 years	2,661	2.56%	7,271	2.81%	3,173	6.33%
U.S. Treasury securities
Maturing within 1 year	—	—	—	—	4,976	2.30%
U.S. Government Agencies and U.S.-Sponsored Agencies	283,833	1.97%	241,887	2.69%	269,049	2.69%
Other
Maturing within 1 year	2,020	2.24%	501	3.50%	—	—
Maturing after 1 year but within 5 years	—	—	2,003	2.24%	2,434	2.49%
Maturing after 5 years but within 10 years	4,812	5.36%	4,127	5.53%	4,074	5.53%
Non-maturing	—	—	—	—	—	—
Total investment securities	$306,966	2.08%	$261,965	2.73%	$294,933	2.88%

Held-to-maturity securities:
U.S. Government Agencies and U.S.-Sponsored Agencies	$12	7.23%	$248	5.51%	$292	5.40%
Total investment securities	$12	7.23%	$248	5.51%	$292	5.40%

The carrying values of available-for-sale securities include net unrealized gains (losses) of $8,739,000, $2,544,000 and ($2,664,000) at December 31, 2020, 2019 and 2018, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2020, 2019 and 2018 were $1,000, $18,000 and $14,000, respectively.

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

As of December 31, 2020, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2020	2019
Commitments to extend credit (dollars in thousands):
Revolving lines of credit secured by 1-4 family residences	$43	$41
Commercial real estate, construction and land development commitments secured by real estate	11,765	22,508
Other unused commitments, principally commercial loans	21,043	17,775
	$32,851	$40,324
Letters of credit	$—	$300

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2020.

Table Sixteen: Contractual Obligations
(dollars in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$13,787	$—	$10,000	$3,787	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,166	777	1,082	554	753
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	69,181	51,346	12,553	5,282	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	4,555	595	1,054	796	2,110
Total	$90,689	$52,718	$24,689	$10,419	$2,863

Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2020, these amounts represented $4,555,000 most of which is anticipated to be primarily payable at least five years in the future.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test. The Company adopted ASU No. 2017-04 during the first quarter 2020 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. There was no impairment recorded as a result of our annual goodwill assessment during the fourth quarter of 2020.

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

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American River Bankshares (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Qualitative Factors of the Allowance for Loan Losses

As disclosed in Note 2 and Note 7 to the consolidated financial statements, the Company maintains an allowance for probable incurred losses in the Company’s loan portfolio, the balance of which was $6,628,000 at December 31, 2020. This allowance for loan losses consists of specific reserves for loans individually evaluated for impairment and general reserves for loans collectively evaluated for impairment. The general reserves for loans not considered individually impaired is determined by management considering historical losses and qualitative factors, overall and by portfolio segment. The qualitative allowance addresses factors consistent with management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Considerations used by management in establishing qualitative factors include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the credit portfolio, and probable losses inherent in the portfolio taken as a whole.

We identified auditing the estimate of the qualitative factors and their impact on the general reserves in the Company’s allowance for loan losses as a critical audit matter because it involved especially subjective auditor judgment and extensive audit effort. Auditing management’s qualitative allowance involved especially subjective judgment because management’s estimate of the qualitative factors and their impact on the general reserves involves significant and subjective assumptions.

The primary procedures we performed to address this critical audit matter included substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors of allowance for loan losses, which included:

•	Evaluating the completeness and accuracy of data used as a basis for the adjustments relating to qualitative reserve factors by corroborating data obtained from external sources and reconciling and vouching internally generated data to system reports.
•	Evaluating that management’s assessment of the data and other considerations used in the calculation of the qualitative factors and the resulting amounts are supported and reasonable.
•	Analytically evaluating the qualitative factors of allowance for loan losses year over year and assessing changes, or lack thereof, for reasonableness compared to credit quality and other relevant trends.

Crowe LLP

We have served as the Company’s auditor since 2011.

Sacramento, California

March 17, 2021

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
ASSETS

Cash and due from banks	$14,030	$15,258
Interest-bearing deposits in banks	28,479	2,552

Total cash and cash equivalents	42,509	17,810

Investment securities (Note 5):
Available-for-sale, at fair value	306,966	261,965
Held-to-maturity, at amortized cost; fair value of $13 in 2020 and $266 in 2019	12	248
Loans, less allowance for loan losses of $6,628 in 2020 and $5,138 in 2019 (Notes 6, 7, 12 and 17)	471,853	393,802
Premises and equipment, net (Note 8)	1,002	1,191
Federal Home Loan Bank of San Francisco stock	4,212	4,259
Other real estate owned, net	800	846
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	16,101	15,763
Accrued interest receivable and other assets (Notes 11 and 16)	9,215	8,148

Assets	$868,991	$720,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$330,095	$227,055
Interest-bearing (Note 9)	414,082	377,782

Total deposits	744,177	604,837

Short-term borrowings (Note 10)	7,000	9,000
Long-term borrowings (Note 10)	13,787	10,500
Accrued interest payable and other liabilities (Note 16)	10,932	13,107

Total liabilities	775,896	637,444

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 5,937,529 shares in 2020 and 5,898,878 shares in 2019	30,961	30,536
Retained earnings	55,978	50,581
Accumulated other comprehensive income, net of taxes (Note 5)	6,156	1,792

Total shareholders’ equity	93,095	82,909

Liabilities And Shareholders' Equity	$868,991	$720,353

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share data)

	2020	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$20,322	$16,834	$13,924
Exempt from Federal income taxes	944	781	529
Interest on deposits in banks	88	201	33
Interest on Federal funds sold	—	5	348
Interest and dividends on investment securities:
Taxable	6,401	7,589	6,901
Exempt from Federal income taxes	145	260	507

Total interest income	27,900	25,670	22,242

Interest expense:
Interest on deposits (Note 9)	1,274	2,078	1,359
Interest on borrowings	308	383	237

Total interest expense	1,582	2,461	1,596

Net interest income	26,318	23,209	20,646

Provision for loan losses (Note 7)	1,520	660	175

Net interest income after provision for loan losses	24,798	22,549	20,471

Noninterest income:
Service charges	500	558	476
Gain on sale of investment securities (Note 5)	38	115	31
Other income (Note 15)	988	1,015	1,006

Total noninterest income	1,526	1,688	1,513

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	11,202	11,316	10,203
Other real estate expense	81	134	20
Occupancy (Notes 8, 12 and 17)	1,031	1,023	1,050
Furniture and equipment (Notes 8 and 12)	558	542	553
Regulatory assessments	287	126	280
Other expense (Note 15)	3,554	3,705	3,404

Total noninterest expense	16,713	16,846	15,510

Income before provision for income taxes	9,611	7,391	6,474

Provision for income taxes (Note 11)	2,556	1,891	1,574

Net income	$7,055	$5,500	$4,900

Basic earnings per share (Note 13)	$1.20	$0.94	$0.83

Diluted earnings per share (Note 13)	$1.20	$0.94	$0.83

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Net income	$7,055	$5,500	$4,900
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities	6,233	5,322	(2,225)
Deferred tax (expense) benefit	(1,842)	(1,573)	691
Increase (decrease) in net unrealized gains on investment securities, net of tax	4,391	3,749	(1,534)

Reclassification adjustment for realized gains included in net income	(38)	(115)	(31)
Tax effect	11	34	10
Realized gains, net of tax	(27)	(81)	(21)

Total other comprehensive income (loss)	4,364	3,668	(1,555)

Comprehensive income	$11,419	$9,168	$3,345

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common Stock			Comprehensive	Share-
			Retained	Income (Loss)	holders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2018	6,132,362	$34,463	$42,779	$(321)	$76,921

Net income	—	—	4,900	—	4,900
Other comprehensive loss, net of tax (Note 5)	—	—	—	(1,555)	(1,555)

Payment of cash dividend, $0.20 per share (Note 14)	—	—	(1,188)	—	(1,188)
Retirement of common stock (Note 13)	(306,618)	(4,773)	—	—	(4,773)
Net restricted stock award activity and related compensation expense (Note 13)	11,374	196	3	—	199
Stock options exercised (Note 13)	21,310	189	—	—	189
Stock option compensation expense (Note 13)	—	28	—	—	28

Balance, December 31, 2018	5,858,428	30,103	46,494	(1,876)	74,721

Net income	—	—	5,500	—	5,500
Other comprehensive income, net of tax (Note 5)	—	—	—	3,668	3,668

Payment of cash dividend, $0.24 per share (Note 14)	—	—	(1,413)	—	(1,413)
Net restricted stock award activity and related compensation expense (Note 13)	29,310	324	—	—	324
Stock options exercised (Note 13)	11,140	95	—	—	95
Stock option compensation expense (Note 13)	—	14	—	—	14

Balance, December 31, 2019	5,898,878	30,536	50,581	1,792	82,909

Net income	—	—	7,055	—	7,055
Other comprehensive income, net of tax (Note 5)	—	—	—	4,364	4,364

Payment of cash dividend, $0.28 per share (Note 14)	—	—	(1,658)	—	(1,658)
Net restricted stock award activity and related compensation expense (Note 13)	38,651	421	—	—	421
Stock option compensation expense (Note 13)	—	4	—	—	4

Balance, December 31, 2020	5,937,529	$30,961	$55,978	$6,156	$93,095

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$7,055	$5,500	$4,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,520	660	175
Change in deferred loan origination fees, costs and purchase premiums, net	1,076	(384)	(239)
Depreciation and amortization	387	226	265
Amortization of investment security premiums and discounts, net	1,562	1,455	2,404
Gain on sale of investment securities	(38)	(115)	(31)
Increase in cash surrender value of life insurance policies	(338)	(334)	(307)
Deferred income tax (benefit) expense	(350)	(752)	333
Stock-based compensation expense	425	338	227
Write-down of other real estate owned	46	111	4
Increase in accrued interest receivable and other assets	(2,743)	(523)	(125)
(Decrease) increase in accrued interest payable and other liabilities	(1,981)	1,688	76

Net cash provided by operating activities	6,621	7,870	7,682

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	4,229	63,325	27,003
Proceeds from called available-for-sale investment securities	—	—	2,139
Proceeds from matured available-for-sale investment securities	—	5,255	—
Purchases of available-for-sale investment securities	(94,174)	(75,732)	(110,615)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	49,616	46,705	44,321
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	236	44	86
Net increase in loans	(69,639)	(54,598)	(290)
Proceeds from sale of loans	—	—	1,349
Purchases of loans	(11,008)	(20,964)	(10,799)
Purchases of equipment	(198)	(346)	(178)
Net decrease (increase) in FHLB stock	47	(327)	—

Net cash used in investing activities	(120,891)	(36,638)	(46,984)

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$143,968	$28,431	$26,198
Net (decrease) increase in time deposits	(4,628)	(14,268)	8,396
Cash paid to repurchase common stock	—	—	(4,773)
Proceeds from exercised options	—	95	189
Increase (decrease) in long-term borrowings	3,287	—	(1,500)
(Decrease) increase in short-term borrowings	(2,000)	4,000	1,500
Cash dividends paid	(1,658)	(1,413)	(1,188)

Net cash provided by financing activities	138,969	16,845	28,822

Increase (decrease) in cash and cash equivalents	24,699	(11,923)	(10,480)

Cash and cash equivalents at beginning of year	17,810	29,733	40,213

Cash and cash equivalents at end of year	$42,509	$17,810	$29,733

Supplemental disclosure of cash flow information:
Right of use asset and obligation recorded upon adoption of ASU 2016-02	$—	$3,570	$—
Addition to right of use asset and obligation recorded upon renewal of existing lease	$479	$234	$—

Cash paid during the year for:
Interest expense	$1,660	$2,519	$1,598
Income taxes	$2,650	$1,888	$1,095

Non-cash activities:
Real estate acquired through foreclosure, repossession or deed in lieu of foreclosure	$—	$517	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2020. Reclassifications did not affect prior year net income or shareholders’ equity.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2020 and 2019.

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

Federal Home Loan Bank Stock

Investments in Federal Home Loan Bank of San Francisco (the “FHLB”) stock are carried at cost, and analyzed for impairment when circumstances warrant, and are redeemable at par with certain restrictions. Investments in FHLB stock are necessary to participate in FHLB programs.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has both the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans.

For all classes of loans, the accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payment requirements within an acceptable time frame relative to the terms stated in the loan agreement. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) Loan Modifications

The Company is actively working with its borrowers to provide loan payment deferrals as a result of the COVID-19 pandemic. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. Payment deferral terms generally range from 90 to 180 days and some borrowers have been granted multiple deferrals. See Note 6 “Loans” for further details.

Loan Sales and Servicing

Included in the loan portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2020 and 2019.

SBA and Farm Service Agency loans with unpaid balances of $47,000 and $78,000 were being serviced for others as of December 31, 2020 and 2019, respectively. The Company also serviced loans that are participated with other financial institutions totaling $3,865,000 and $4,042,000 as of December 31, 2020 and 2019, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets. Servicing assets are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2020 and 2019.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses inherent in the Company’s credit portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is typically recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired credits and general reserves for inherent probable losses related to credits that are not impaired.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

For all classes of the portfolio, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Impaired loans are individually evaluated to determine the extent of impairment, if any, except for smaller-balance loans that are collectively evaluated for credit risk. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit’s original interest rate, the credit’s observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan is collateral dependent if the repayment of the credit is expected to be provided solely by the sale or operation of the underlying collateral.

For all portfolio segments, a restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the credit portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company determines a separate allowance for each portfolio segment. These portfolio segments include commercial, real estate construction (including land and development loans), residential real estate, multi-family real estate, commercial real estate, agriculture, and consumer loans. The allowance for loan losses attributable to each portfolio segment, which includes both impaired credits and credits that are not impaired, is combined to determine the Company’s overall allowance, which is included as a component of loans on the consolidated balance sheet and available for all loss exposures.

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

Watch – A watch credit is a loan that otherwise meets the definition of a standard or minimum acceptable quality loan, but which requires more than normal attention due to any of the following items: deterioration of borrower financial condition less severe than those warranting more adverse grading, deterioration of repayment ability and/or collateral value, increased leverage, adverse effects from a downturn in the economy, local market or industry, adverse changes in local or regional employer, management changes (including illness, disability, and death), and adverse legal action. Payments are current per the terms of the agreement. If conditions persist or worsen, a more severe risk grade may be warranted.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Special Mention – A special mention credit is a loan that has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s position at some future date. Special Mention credits are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard credit is a loan that is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Credits classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include inadequate cash flow or collateral support, a project’s lack of marketability, failure to complete construction on time or a project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Credits classified as doubtful are loans that have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Credits classified as loss are loans considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

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

Allowance for Loan Losses (Continued)

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and the California Department of Financial Protection and Innovation, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan losses. Any excess of the fair value over the loan balance less estimated selling costs is recorded as noninterest income-other income. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The valuation allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other income or expense as incurred.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2020, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable, results in the income tax expense for the current year. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% likelihood. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2020 and 2019 will be fully realized and therefore no valuation allowance was recorded.

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

There were no stock splits or stock dividends in 2020, 2019 or 2018.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2020, the Company had two stock-based compensation plans, which are described more fully in Note 13. Compensation expense recorded in 2020, 2019, and 2018 totaled $425,000, $338,000 and $227,000, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

There were no stock options awarded during 2020, 2019, and 2018. The fair value of previous option awards were estimated on the date of grant using a Black-Scholes-Merton based option valuation model.

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

Recently Issued Financial Accounting Pronouncements (Continued)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test. The Company adopted ASU No. 2017-04 during the first quarter 2020 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. There was no impairment recorded as a result of our annual goodwill assessment during the fourth quarter of 2020.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2020 and December 31, 2019. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2019 and 2020. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$14,030	$14,030	$—	$—	$14,030
Interest-bearing deposits in banks	28,479	26,733	1,746	—	28,479
Available-for-sale Securities	306,966	—	306,966	—	306,966
Held-to-maturity securities	12	—	13	—	13
Loans, net	471,853	—	—	474,400	474,400
Accrued interest receivable	3,733	—	1,428	2,305	3,733
Financial liabilities:
Deposits:
Noninterest-bearing	$330,095	$330,095	$—	$—	$330,095
Savings	87,315	87,315	—	—	87,315
Money market	175,541	175,541	—	—	175,541
NOW accounts	82,045	82,045	—	—	82,045
Time Deposits	69,181	—	69,511	—	69,511
Short-term borrowings	7,000	7,000	—	—	7,000
Long-term borrowings	13,787	—	13,967	—	13,967
Accrued interest payable	42	3	39	—	42

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$15,258	$15,258	$—	$—	$15,258
Interest-bearing deposits in banks	2,552	806	1,746	—	2,552
Available-for-sale Securities	261,965	—	261,965	—	261,965
Held-to-maturity securities	248	—	266	—	266
Loans, net	393,802	—	—	396,089	396,089
Accrued interest receivable	1,929	—	780	1,149	1,929
Financial liabilities:
Deposits:
Noninterest-bearing	$227,055	$227,055	$—	$—	$227,055
Savings	75,820	75,820	—	—	75,820
Money market	158,319	158,319	—	—	158,319
NOW accounts	69,834	69,834	—	—	69,834
Time Deposits	73,809	—	73,924	—	73,924
Short-term borrowings	9,000	9,000	—	—	9,000
Long-term borrowings	10,500	—	10,717	—	10,717
Accrued interest payable	120	—	120	—	120

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$283,833	$—	$283,833	$—	$—
Corporate Debt Securities	6,832	—	6,832	—	—
Obligations of states and political subdivisions	16,301	—	16,301	—	—

Total recurring	$306,966	$—	$306,966	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a nonrecurring basis:
Other real estate owned:
Land	$800	$—	$—	$800	$(46)

Total nonrecurring	$800	$—	$—	$800	$(46)
82

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$241,887	$—	$241,887	$—	$—
Corporate Debt Securities	6,631	—	6,631	—	—
Obligations of states and political subdivisions	13,447	—	13,477	—	—

Total recurring	$261,965	$—	$261,965	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a nonrecurring basis:
Other Assets:
Repossessed asset	$517	$—	$—	$517	$—

Other real estate owned:
Land	846	—	—	846	(111)

Total nonrecurring	$1,363	$—	$—	$1,363	$(111)

U.S. Government Agencies and Sponsored Agencies consist predominately of residential mortgage-backed securities.

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

At December 31, 2020 and 2019, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of the codification Topic 350, Goodwill and Other Intangibles. The most recent annual assessment was performed as of December 31, 2020, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined that no impairment recognition was required for the years ended December 31, 2020, 2019 and 2018.

At December 31, 2020 and 2019, the Company did not have other intangible assets.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2020 and 2019 consisted of the following (dollars in thousands):

Available-for-Sale
	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$276,191	$8,474	$(832)	$283,833
Obligations of states and political subdivisions	15,288	1,013	—	16,301
Corporate Debt Securities	6,748	85	(1)	6,832

	$298,227	$9,572	$(833)	$306,966
84

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

U.S. Government Agencies and U.S. Government-sponsored Agencies consist predominately of residential mortgage-backed securities. Net unrealized gains on available-for-sale investment securities totaling $8,739,000 were recorded, net of $2,583,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2020. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2020 totaled $4,229,000 and $38,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2020.

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

Held-to-Maturity

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$12	$1	$—	$13

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$248	$18	$—	$266

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2020, 2019 and 2018.

The amortized cost and estimated fair value of investment securities at December 31, 2020 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$2,278	$2,301
After one year through five years	360	361
After five years through ten years	16,878	17,810
After ten years	2,520	2,661
	22,036	23,133

Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	276,191	283,833	$12	$13

	$298,227	$306,966	$12	$13

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $131,549,000 and $127,307,000 and estimated fair values totaling $137,031,000 and $129,643,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2020 and 2019, respectively.

Investment securities with unrealized losses at December 31, 2020 and 2019 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$58,886	$(403)	$31,138	$(429)	$90,024	$(832)
Corporate Debt Securities	749	(1)	—	—	749	(1)

	$59,635	$(404)	$31,138	$(429)	$90,773	$(833)
86

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

At December 31, 2020, the Company held 204 securities of which 29 were in a loss position for less than twelve months and 21 were in a loss position for twelve months or more. These 50 securities consisted of mortgage-backed and corporate securities.

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

Outstanding loans are summarized below. Commercial loans at December 31, 2020 include $55,546,000 in Paycheck Protection Program loans (dollars in thousands).

	December 31,
	2020	2019
Real estate - commercial	$251,348	$214,604
Real estate - construction	18,424	23,169
Real estate - multi-family	48,760	56,818
Real estate - residential	32,329	29,180
Commercial	94,522	43,019
Agriculture	6,091	6,479
Consumer	28,804	26,392

Loans, gross	480,278	399,661

Deferred loan origination fees and costs, net	(1,797)	(721)
Allowance for loan losses	(6,628)	(5,138)

Loans, net	$471,853	$393,802

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $255,410,000 and $220,918,000 at December 31, 2020 and 2019, respectively (see Note 10).

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS (Continued)

Salaries and employee benefits totaling $752,000, $438,000 and $357,000 have been deferred as loan origination costs for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company is actively working with its borrowers to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of December 31, 2020, two commercial real estate loans totaling $4,882,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES

The following tables show the activity in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 and the allocation of the allowance for loan losses as of December 31, 2020, 2019 and 2018 by portfolio segment and by impairment methodology. Commercial loans include $55,546,000 in Paycheck Protection Program (“PPP”) loans at December 31, 2020, and do not carry any associated allowance for loan loss, as they are 100% guaranteed by the Small Business Administration (“SBA”) (dollars in thousands):

	December 31, 2020
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Beginning balance	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138
Provision for loan losses	10	1,546	82	(299)	107	(22)	63	33	1,520
Loans charged-off	(52)	—	—	—	—	—	(6)	—	(58)
Recoveries	14	14	—	—	—	—	—	—	28

Ending balance allocated to portfolio segments	$922	$3,466	$411	$687	$388	$85	$391	$278	$6,628

Ending balance:
Individually evaluated for impairment	$—	$106	$—	$—	$6	$—	$—	$—	$112

Ending balance:
Collectively evaluated for impairment	$922	$3,360	$411	$687	$382	$85	$391	$278	$6,516

Loans

Ending balance	$94,522	$251,348	$48,760	$18,424	$32,329	$6,091	$28,804	$—	$480,278

Ending balance:
Individually evaluated for impairment	$—	$6,614	$—	$—	$436	$—	$—	$—	$7,050

Ending balance:
Collectively evaluated for impairment	$94,522	$244,734	$48,760	$18,424	$31,893	$6,091	$28,804	$—	$473,228
89

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2019
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Beginning balance	$668	$2,114	$564	$267	$220	$88	$192	$279	$4,392
Provision for loan losses	275	(219)	(235)	719	61	19	74	(34)	660
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	7	11	—	—	—	—	68	—	86

Ending balance allocated to portfolio segments	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138

Ending balance:
Individually evaluated for impairment	$—	$133	$—	$—	$9	$—	$—	$—	$142

Ending balance:
Collectively evaluated for impairment	$950	$1,773	$329	$986	$272	$107	$334	$245	$4,996

Loans

Ending balance	$43,019	$214,604	$56,818	$23,169	$29,180	$6,479	$26,392	$—	$399,661

Ending balance:
Individually evaluated for impairment	$—	$7,152	$—	$—	$452	$—	$—	$—	$7,604

Ending balance:
Collectively evaluated for impairment	$43,019	$207,452	$56,818	$23,169	$28,728	$6,479	$26,392	$—	$392,087
90

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2018
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Beginning balance	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	422	(68)	(483)	(2)	15	(1)	57	247	(12)	175
Loans charged-off	(213)	—	—	—	—	—	—	(69)	—	(282)
Recoveries	12	8	—	—	—	1	—	—	—	21

Ending balance allocated to portfolio segments	$668	$2,114	$564	$267	$220	$—	$88	$192	$279	$4,392

Ending balance:
Individually evaluated for impairment	$—	$132	$—	$—	$53	$—	$—	$—	$—	$185

Ending balance:
Collectively evaluated for impairment	$668	$1,982	$564	$267	$167	$—	$88	$192	$279	$4,207

Loans

Ending balance	$29,650	$199,894	$56,139	$5,685	$16,338	$32	$4,419	$10,714	$—	$322,871

Ending balance:
Individually evaluated for impairment	$—	$7,783	$—	$—	$919	$—	$—	$—	$—	$8,702

Ending balance:
Collectively evaluated for impairment	$29,650	$192,111	$56,139	$5,685	$15,419	$32	$4,419	$10,714	$—	$314,169
91

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2020 and 2019. Commercial “Pass” loans include $55,546,000 in PPP loans at December 31, 2020 (dollars in thousands):

	December 31, 2020
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Agriculture	Consumer	Total
Grade:
Pass	$90,021	$229,887	$48,760	$18,424	$31,760	$6,091	$28,668	$453,611
Watch	4,501	20,143	—	—	569	—	136	25,349
Special mention	—	118	—	—	—	—	—	118
Substandard	—	1,200	—	—	—	—	—	1,200
Doubtful	—	—	—	—	—	—	—	—

Total	$94,522	$251,348	$48,760	$18,424	$32,329	$6,091	$28,804	$480,278

	December 31, 2019
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Agriculture	Consumer	Total
Grade:
Pass	$38,085	$208,140	$56,818	$23,169	$28,570	$6,479	$26,317	$387,578
Watch	4,915	6,329	—	—	610	—	75	11,929
Special mention	19	—	—	—	—	—	—	19
Substandard	—	135	—	—	—	—	—	135
Doubtful	—	—	—	—	—	—	—	—

Total	$43,019	$214,604	$56,818	$23,169	$29,180	$6,479	$26,392	$399,661
92

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2020 and 2019. Commercial loans include $55,546,000 in PPP loans at December 31, 2020 (dollars in thousands):

	December 31, 2020
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$94,522	$94,522	$—	$—

Real estate:
Commercial	—	`—	—	—	251,348	251,348	—	—
Multi-family	—	—	—	—	48,760	48,760	—	—
Construction	—	—	—	—	18,424	18,424	—	—
Residential	—	—	—	—	32,329	32,329	—	—

Other:
Agriculture	—	—	—	—	6,091	6,091	—	—
Consumer	—	—	—	—	28,804	28,804	—	—

Total	$—	$—	$—	$—	$480,278	$480,278	$—	$—
93

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2019
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$43,019	$43,019	$—	$—

Real estate:
Commercial	—	—	—	—	214,604	214,604	—	—
Multi-family	—	—	—	—	56,818	56,818	—	—
Construction	—	—	—	—	23,169	23,169	—	—
Residential	—	—	—	—	29,180	29,180	—	—

Other:
Agriculture	—	—	—	—	6,479	6,479	—	—
Consumer	75	—	—	—	26,317	26,392	—	—

Total	$75	$—	$—	$—	$399,586	$399,661	$—	$—

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
Commercial	$5,075	$5,209	$—	$5,323	$320
Residential	312	399	—	316	13

	$5,387	$5,608	$—	$5,639	$333

With an allowance recorded:
Real estate:
Commercial	$1,539	$1,599	$106	$1,589	$91
Residential	124	124	6	132	7

	$1,663	$1,723	$112	$1,721	$98

Total:
Real estate:
Commercial	$6,614	$6,808	$106	$6,912	$411
Residential	436	523	6	448	20

	$7,050	$7,331	$112	$7,376	$431

	December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
Commercial	$5,530	$5,664	$—	$5,654	$333
Residential	318	405	—	323	20

	$5,848	$6,069	$—	$5,977	$353

With an allowance recorded:
Real estate:
Commercial	$1,622	$1,693	$133	$1,719	$101
Residential	134	134	9	149	7

	$1,756	$1,827	$142	$1,868	$108

Total:
Real estate:
Commercial	$7,152	$7,357	$133	$7,373	$434
Residential	452	539	9	472	27

	$7,604	$7,896	$142	$7,845	$461
95

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$4
Real estate:
Commercial	5,645	5,879	—	5,711	283
Residential	323	410	—	326	18

	$5,968	$6,289	$—	$6,037	$305

With an allowance recorded:
Real estate:
Commercial	$2,138	$2,217	$132	$2,199	$133
Residential	596	596	53	611	29

	$2,734	$2,813	$185	$2,810	$162

Total:
Commercial	$—	$—	$—	$—	$4
Real estate:
Commercial	7,783	8,096	132	7,910	416
Residential	919	1,006	53	937	47

	$8,702	$9,102	$185	$8,847	$467

Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $1,000 and $43,000 for the years ended December 31, 2019 and 2018. There was no interest income on non-accrual loans recognized on a cash basis for the year ended December 31, 2020.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers

There were no modifications made during the period ended December 31, 2020 or December 31, 2019 that were considered troubled debt restructurings. As of December 31, 2020, and 2019, the Company has a recorded investment in troubled debt restructurings of $5,854,000 and $5,970,000, respectively. The Company has allocated $112,000 and $78,000 of specific allowance for those loans at December 31, 2020 and 2019 and has not committed to lend additional amounts.

There were no payment defaults on troubled debt restructurings within 12 months following the modification during the year ended December 31, 2020 and 2019.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers (Continued)

The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.

During 2020, the Company made arrangements with some of its borrowers to defer principal and interest payments from three to six months and extend the original maturities by a like term, defer principal and interest payments from three to six months, with the amount deferred due at maturity, and defer principle payments for six months, with the amount deferred due at maturity. These arrangements are not considered TDRs as the CARES Act provided relief from certain requirements under U.S. GAAP. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs under Accounting Standards Codification (“ASC”) 310-40 in certain situations. All of these deferral arrangements made by the Company in 2020 met such requirements. The Company continues to accrue interest on all of the loan deferrals. The amount of deferred loans at June 30, 2020 totaled $96,465,000. This balance has been reduced by paydowns, payoffs, or loans returning to normal payments, to $4,882,000 as of December 31, 2020. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2020	2019
Land	$206	$206
Building and improvements	907	907
Furniture, fixtures and equipment	6,420	6,475
Leasehold improvements	1,802	1,739

Premises and Equipment, gross	9,335	9,327
Less accumulated depreciation and amortization	(8,333)	(8,136)

Premises and Equipment, net	$1,002	$1,191

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $224,000, $226,000 and $265,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2020	2019
Savings	$87,315	$75,820
Money market	175,541	158,319
NOW accounts	82,045	69,834
Time, $250,000 or more	42,070	46,218
Other time	27,111	27,591

Interest-bearing Deposits	$414,082	$377,782

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2020 and 2019. This amount represents 3.9% of total deposit balances at December 31, 2020 and 4.8% at December 31, 2019.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,
2021	$51,346
2022	6,626
2023	5,927
2024	2,071
2025	3,211
Thereafter	—

Total	$69,181

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Savings	$28	$28	$26
Money market	582	548	257
NOW accounts	16	15	15
Time Deposits	648	1,487	1,061

Interest Expense, Deposits	$1,274	$2,078	$1,359

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2020 and 2019.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $20,787,000 were outstanding from the FHLB at December 31, 2020, bearing fixed interest rates ranging from 0.00% to 2.43% and maturing between April 12, 2021 and October 20, 2025. Advances totaling $19,500,000 were outstanding from the FHLB at December 31, 2019, bearing fixed interest rates ranging from 1.31% to 3.17% and maturing between January 1, 2020 and November 24, 2023. Amounts available under the borrowing arrangement with the FHLB at December 31, 2020 and 2019 totaled $132,409,000 and $143,406,000, respectively. Advances can be repaid prior to maturity, however, prepayment penalties may apply.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2020 and 2019. Amounts available under the borrowing arrangement with the FRB at December 31, 2020 and 2019 totaled $6,209,000 and $8,642,000, respectively.

The following table summarizes these borrowings (dollars in thousands):

	December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term portion of borrowings	$7,000	0.54%	$9,000	1.46%
Long-term borrowings	13,787	1.13%	10,500	2.48%

	$20,787	0.93%	$19,500	2.01%

Maturities on these borrowings are as follows (dollars in thousands):

Year Ending
December 31,
2021	$7,000
2022	5,000
2023	5,000
2024	—
Thereafter	3,787

Total	$20,787

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following (dollars in thousands):

	Federal	State	Total
2020

Current	$1,774	$1,132	$2,906
Deferred	(237)	(113)	(350)

Provision for income taxes	$1,537	$1,019	$2,556

2019

Current	$1,642	$1,001	$2,643
Deferred	(523)	(229)	(752)

Provision for income taxes	$1,119	$772	$1,891

2018

Current	$733	$508	$1,241
Deferred	205	128	333

Provision for income taxes	$938	$636	$1,574

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$1,989	$1,548
Deferred compensation	1,944	1,899
Future state tax deduction	241	198
Premises and equipment	—	5
Lease liabilities	802	915
Other	93	72

Total deferred tax assets	5,069	4,637
Deferred tax liabilities:
Deferred loan costs	(260)	(202)
Unrealized gains on available-for-sale investment securities	(2,583)	(752)
Federal Home Loan Bank stock dividends	(138)	(139)
Other real estate owned	(3)	(17)
Lease right of use asset	(858)	(850)
Premises and equipment	(31)	—

Total deferred tax liabilities	(3,873)	(1,960)

Net deferred tax assets	$1,196	$2,677

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2017 and by state and local taxing authorities for years before December 31, 2016. There were no unrecognized tax benefits accrued by the Company as of December 31, 2020. The Company does not expect to have a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 21% in 2020, 2019 and 2018 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Federal income tax statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of Federal tax effect	8.4%	8.3%	8.1%
Tax benefit of interest on loans to/investments in states and political subdivisions	(2.4)%	(2.9)%	(3.3)%
Tax-exempt income from life insurance policies	(0.7)%	(1.0)%	(1.0)%
Equity compensation expense	—	—	0.1%
Other	0.3%	0.2%	(0.6)%

Effective tax rate	26.6%	25.6%	24.3%

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

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

Supplemental lease information is as follows:

	December 31,
	2020	2019
Balance Sheet
Operating lease asset classified as other assets	$2,714,000	$2,875,000
Operating lease liability classified as other liabilities	2,902,000	3,098,000

Income Statement
Operating lease cost classified as occupancy and equipment expense	$767,000	$756,000
Weighted average lease term, in years	4.19	5.63
Weighted average discount rate*	2.97%	2.97%
Operating cash flows	$769,000	$754,000

*	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at December 31, 2020 was as follows:

Balance
January 1, 2021 to December 31, 2021	$777,000
January 1, 2022 to December 31, 2022	753,000
January 1, 2023 to December 31, 2023	329,000
January 1, 2024 to December 31, 2024	322,000
January 1, 2025 to December 31, 2025	232,000
Thereafter	753,000
Total lease payments	3,166,000
Less: Interest	(264,000)
Present value of lease liabilities	$2,902,000

Operating lease cost included in occupancy, furniture and equipment expense totaled $767,000, $756,000 and $753,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2020	2019
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$43	$41
Commercial real estate, construction and land development commitments secured by real estate	11,765	22,508
Other unused commitments, principally commercial loans	21,043	17,775

Line of Credit	$32,851	$40,324

Standby letters of credit	$—	$300

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 73% of the Company’s loan portfolio at December 31, 2020 and 81% at December 31, 2019. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $7,192,000 in uninsured deposits at December 31, 2020. The Company had $6,438,000 in uninsured deposits at December 31, 2019.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Number of
	Net	Shares	Per-Share
For the Year Ended	Income	Outstanding	Amount
December 31, 2020

Basic earnings per share	$7,055	5,871	$1.20

Effect of dilutive stock-based compensation	—	17

Diluted earnings per share	$7,055	5,888	$1.20

December 31, 2019

Basic earnings per share	$5,500	5,847	$0.94

Effect of dilutive stock-based compensation	—	22

Diluted earnings per share	$5,500	5,869	$0.94

December 31, 2018

Basic earnings per share	$4,900	5,871	$0.83

Effect of dilutive stock-based compensation	—	38

Diluted earnings per share	$4,900	5,909	$0.83

No shares were antidilutive for the year ended December 31, 2020, 2019 or 2018.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At December 31, 2020, 29,958 options and 38,865 restricted stock awards remain outstanding. The 2010 Plan expired by its term on March 17, 2020. Accordingly, outstanding awards under the 2010 Plan are exercisable and will continue to vest until their expiration, but no new awards may be granted under the 2010 Plan. On March 18, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the Company’s shareholders on May 21, 2020. At December 31, 2020 there were 19,634 restricted shares outstanding, zero stock options outstanding, and the total number of authorized shares that remain available for issuance under the 2020 Plan, including the 19,634 restricted shares that have not yet vested, was 250,000. The 2020 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Under the 2020 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other award agreements. The unvested restricted stock under the 2020 Plan have dividend and voting rights. The 2020 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the 2010 Plan are exercisable until their expiration.

There were no stock options granted in 2018, 2019 or 2020.

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2020 is as follows:

	Outstanding		Nonvested
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
		Price		Fair Value
	Shares	Per Share	Shares	Per Share
Balance, January 1, 2020	29,958	$8.79	2,223	$3.24

Options granted	—	$—	—	$—
Options vested	—	$—	(2,223)	$3.24
Options exercised	—	$—	—	$—
Options expired or canceled	—	$—	—	$—

Balance, December 31, 2020	29,958	$8.79	—	$—

A summary of options as of December 31, 2020 is as follows (there were no unvested stock options):

Vested:
Number of vested stock options	29,958
Weighted average exercise price per share	$8.79
Aggregate intrinsic value	$130,617
Weighted average remaining contractual term in years	3.40

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan. The following is a summary of stock-based compensation information as of or for the years ended December 31, 2020, 2019 and 2018:

There were 39,131 shares of restricted stock awarded during 2020. Of the 39,131 restricted common shares, 13,667 will vest one year from the date of the award, 19,497 will vest 33% per year from the date of the award, and 5,967 will vest 20% per year from the date of the award. There were 33,968 shares of restricted stock awarded during 2019. Of the 33,968 restricted common shares, 11,076 will vest one year from the date of the award, 18,394 will vest 33% per year from the date of the award, and 4,498 will vest 20% per year from the date of the award.

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2020	43,971	$13.95

Awarded	39,131	$12.45
Vested	(24,123)	$13.76
Cancelled	(480)	$13.23

Nonvested at December 31, 2020	58,499	$13.03

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock (Continued)

	2020	2019	2018
	(Dollars in thousands)
Total intrinsic value of options exercised	$—	$60	$137
Aggregate cash received for option exercises	$—	$95	$189
Total fair value of options vested	$7	$15	$14
Total compensation cost, options and restricted stock	$425	$338	$227
Tax benefit recognized	$114	$88	$53
Net compensation cost, options and restricted stock	$311	$250	$174
Total compensation cost for nonvested option awards not yet recognized	$—	$3	$17
Weighted average years for compensation cost for nonvested options to be recognized	—	0.3	1.0
Total compensation cost for restricted stock not yet recognized	$460	$394	$318
Weighted average years for compensation cost for restricted stock to be recognized	1.0	0.8	0.8

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $13.15 as of December 31, 2020.

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during 2020 or 2019 or outstanding at December 31, 2020 or December 31, 2019.

Stock Repurchase Program

The Company did not repurchase shares of its common stock during 2019 or 2020.

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. In 2018, the Company declared cash dividends in the amount of $0.05 per common share for each quarter, totaling $0.20 per common share for the year ended December 31, 2018. The Company continued declaring cash dividends in the amount of $0.05 per common share for the first two quarters of 2019 and then increased it to $0.07 per common share for the final two quarters of the year, totaling $0.24 per share for the year ended December 31, 2019. In 2020, the Company declared cash dividends in the amount of $0.07 per common share for each quarter, totaling $0.28 per common share for the year ended December 31, 2020. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2020 and 2019, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more ($3 Billion or more effective August 30, 2018) and banks like American River Bank must comply with a minimum capital ratio requirements, which would consist of the following: (i) a common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

In September 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the 15 requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use in their March 31, 2020, Call Report. The Company adopted the CBLR framework on April 30, 2020.

While the Company has elected to adopt the CBLR framework in which it is no longer required to report the risk-based capital ratios, we believe reporting them to our shareholders allows them to compare the ratios of companies of similar size and, therefore, are presented below in the table.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

	December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$70,618	8.3%	$64,796	9.2%

American River Bank	$71,272	8.4%	$65,467	9.3%
Minimum requirement for “Well-Capitalized” institution	$42,593	5.0%	$35,366	5.0%
Minimum regulatory requirement*	$55,371	6.5%	$45,975	6.5%

Common Equity Tier 1 Risk-Based Capital Ratio

American River Bank	$71,272	15.1%	$65,467	14.9%
Minimum requirement for “Well-Capitalized” institution	$30,653	6.5%	$28,499	6.5%
Minimum regulatory requirement*	$33,011	7.0%	$30,691	7.0%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$70,618	15.0%	$64,796	14.8%

American River Bank	$71,272	15.1%	$65,467	14.9%
Minimum requirement for “Well-Capitalized” institution	$37,727	8.0%	$35,076	8.0%
Minimum regulatory requirement*	$40,085	8.5%	$37,268	8.5%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$76,524	16.2%	$69,934	15.9%

American River Bank	$77,176	16.4%	$70,605	16.1%
Minimum requirement for “Well-Capitalized” institution	$47,231	10.0%	$43,845	10.0%
Minimum regulatory requirement*	$49,593	10.5%	$46,037	10.5%

*	Ratio for regulatory requirement includes the capital conservation buffer of 2.50% as of December 31, 2020 and 2019.

Management believes that the Company and ARB met all their capital adequacy requirements, including the capital conservation buffer requirement, as of December 31, 2020 and 2019.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Merchant fee income	$370	$391	$422
Increase in cash surrender value of life insurance policies (Note 16)	338	334	307
Other	280	290	277

Other Noninterest Income	$988	$1,015	$1,006

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Professional fees	$1,172	$1,226	$1,158
Outsourced item processing	336	322	315
Directors’ expense	575	518	514
Telephone and postage	332	328	409
Stationery and supplies	131	138	140
Advertising and promotion	335	599	561
Other operating expenses	673	574	307

Other noninterest expense	$3,554	$3,705	$3,404

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $290,000, $264,000 and $230,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 5.69% and 6.51% for 2020 and 2019, respectively. Deferred compensation, including interest earned, totaled $3,174,000 and $3,274,000 at December 31, 2020 and 2019, respectively. The expense recognized under this plan totaled $185,000, $210,000 and $199,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2020 and 2019, the Company had accrued $1,381,000 and $1,391,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $115,000, $114,000 and $85,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

In connection with these current and former plans, the Company invested in single premium life insurance policies with cash surrender values totaling $16,101,000 and $15,763,000 at December 31, 2020 and 2019, respectively. Tax-exempt income on these policies, net of expense, totaled approximately $338,000, $334,000 and $307,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into loan and deposit transactions with related parties, including Directors and affiliates.

The following is a summary of the aggregate loan activity involving related party borrowers during 2020 (dollars in thousands):

Balance, January 1, 2020	$4,831

Disbursements	158
Amounts repaid	(112)

Balance, December 31, 2020	$4,877

There are no undisbursed commitments to related parties as of December 31, 2020.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $80,000 for the year ended December 31, 2020 and $76,000 for each of the years ended December 31, 2019 and 2018, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	NOVEL CORONAVIRUS PANDEMIC ("COVID-19")

The COVID-19 pandemic has placed significant health, economic and other major pressures on the individuals and communities we serve, the state of California, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and wellbeing of our employees and clients, and the financial viability of our clients, that continue through the date of this report:

•	We have addressed the safety of our ten branches and our corporate office, following the guidelines of the Centers for Disease Control. While our branches generally remain open to clients, we have taken steps, and continue to evaluate those steps, to push as much traffic and transactions as possible to our digital and electronic channels and our night depositories, and many of our employees can and are working remotely;

•	We hold regular executive meetings to address issues that change rapidly;

•	Provided extensions and loan payment deferrals to our borrowers effected by COVID-19 provided such clients were not 30 days past due; and

•	We have been participating in the Paycheck Protection Program (“PPP”) under CARES Act to help provide potentially forgivable loans to our business clients to provide them with additional working capital to enable them to retain their employees. During 2020, we funded 477 PPP loans totaling $80,154,000. We believe these loans and our participation in the program are good for our clients and the communities we serve. During the fourth quarter of 2020, we began processing PPP loan forgiveness applications for our PPP borrowers. At December 31, 2020, 352 PPP loans totaling $55,546,000 were remaining.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
ASSETS

Cash and due from banks	$164	$97
Investment in subsidiaries	93,748	83,580
Other assets	114	186

Assets	$94,026	$83,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$931	$954

Total liabilities	931	954

Shareholders’ equity:
Common stock	30,961	30,536
Retained earnings	55,978	50,581
Accumulated other comprehensive income, net of taxes	6,156	1,792

Total shareholders’ equity	93,095	82,909

Liabilities and Shareholders' Equity	$94,026	$83,863

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Income:
Dividends declared by subsidiaries - eliminated in consolidation	$2,100	$1,505	$4,845

Total income	2,100	1,505	4,845

Expenses:
Professional fees	156	200	155
Directors’ expense	413	374	361
Other expenses	221	231	218

Total expenses	790	805	734

Income before equity in undistributed income of subsidiaries	1,310	700	4,111

Equity in undistributed income of subsidiaries	5,522	4,554	562

Income before income taxes	6,832	5,254	4,673

Income tax benefit	223	246	227

Net income	$7,055	$5,500	$4,900

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$7,055	$5,500	$4,900
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(5,522)	(4,554)	(562)
Equity-based compensation expense	425	338	227
Increase in other assets	(210)	(223)	(10)
(Decrease) increase in other liabilities	(23)	93	(127)

Net cash provided by operating activities	1,725	1,154	4,428

Cash flows from financing activities:
Proceeds from exercised options	—	95	189
Cash dividends paid	(1,658)	(1,413)	(1,188)
Cash paid to repurchase common stock	—	—	(4,773)

Net cash used in financing activities	(1,658)	(1,318)	(5,772)

Net increase (decrease) in cash and cash equivalents	67	(164)	(1,344)

Cash and cash equivalents at beginning of year	97	261	1,605

Cash and cash equivalents at end of year	$164	$97	$261

Selected Quarterly Information (Unaudited)
(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2020
Interest income	$6,715	$6,975	$7,055	$7,155
Net interest income	6,188	6,520	6,720	6,890
Provision for loan losses	495	545	445	35
Noninterest income	452	336	374	364
Noninterest expense	4,216	3,916	4,223	4,358
Income before taxes	1,929	2,395	2,426	2,861
Net income	1,432	1,741	1,779	2,103

Basic earnings per share	$0.24	$0.30	$0.30	$0.36
Diluted earnings per share	0.24	0.30	0.30	0.36
Cash dividends per share	0.07	0.07	0.07	0.07
Price range, common stock	$8.00-16.43	$8.14-11.50	$8.93-11.12	$9.70-13.90

2019
Interest income	$6,132	$6,276	$6,555	$6,707
Net interest income	5,549	5,628	5,928	6,104
Provision for loan losses	180	180	120	180
Noninterest income	411	421	417	439
Noninterest expense	4,260	4,148	4,093	4,345
Income before taxes	1,520	1,721	2,132	2,018
Net income	1,146	1,276	1,571	1,507

Basic earnings per share	$0.20	$0.22	$0.27	$0.26
Diluted earnings per share	0.20	0.22	0.27	0.26
Cash dividends per share	0.05	0.05	0.07	0.07
Price range, common stock	$12.01-15.00	$11.66-13.50	$12.04-13.98	$13.09-15.99

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2020, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based upon those criteria.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. Listed and included in Part II, Item 8.

    (2) Financial Statement Schedules. Not applicable.

    (3) Exhibits.

Exhibit Number	Document Description
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the Commission on August 13, 2009.
(3.2)	Bylaws, as amended and restated, incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2019.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(4.2)	Description of Common Stock registered pursuant to the Securities Exchange Act of 1934, as amended, incorporated by reference from Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed with the Commission on February 21, 2020.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California, incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000, the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010, and the Third Amendment thereto dated September 11, 2020, with Nelson Point West LLC, a Delaware limited liability company and Bridgewood Point West LP, a Delaware limited partnership (collectively, the “Landlord”). The Landlord is the successor to HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership and prior to that, Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 14, 2020.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006, the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016, and the Second Amendment thereto dated November 7, 2019, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2019.
*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012, the First Amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015, and the Second Amendment thereto dated December 16, 2020, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2020.
*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
119

*(10.7)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.8)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.

(10.9)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.10)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First and Second Amendments thereto dated April 22, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Third Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.11)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.12)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.13)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
120

*(10.14)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.15)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.16)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007, the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007, and the Second Amendment thereto, dated October 16, 2017, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2017.

(10.18)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008 and First Amendment to lease agreement, between American River Bank, successor to North Coast Bank, a division of American River Bank and 90 E. Street SR. LLC successor to 90 E Street LLC, related to 90 E Street, Santa Rosa, California incorporated by reference herein from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2018.
(10.19)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.20)	Form of Indemnification Agreement for directors and executive officers of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.21)	Form of Indemnification Agreement for directors and executive officers of American River Bank, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.22)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
*(10.23)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.24)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
121

(10.25)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

(10.26)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

*(10.27)	Employment Agreement dated October 27, 2017, between the Registrant and David E. Ritchie, Jr., incorporated by reference from Exhibit 10.38 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.28)	Employment Agreement dated May 15, 2018, between the Registrant and Dan C. McGregor, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 1, 2018.

*(10.29)	American River Bankshares Executive Annual Incentive Plan Document, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2020.

*(10.30)	Registrant’s 2020 Equity Incentive Plan, incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, filed with the Commission on April 9, 2020 and form of Stock Option Grant Agreement and form of Restricted Stock Award Agreement incorporated by reference from Exhibits 10.2 and 10.3, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 22, 2020.

*(10.31)	Registrant’s Performance Based Restricted Stock Program, incorporated by reference from Exhibits 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 22, 2020.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(23.1)	Consent of Crowe Horwath LLP.**

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Label**
101.PRE	XBRL Taxonomy Extension Presentation**

*Denotes management contracts, compensatory plans or arrangements. **Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

122

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

March 17, 2021	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
Chief Executive Officer
(Principal Executive Officer)

March 17, 2021	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. ANDERSON	Director	3/17/21
Nicolas C. Anderson

/s/ KIMBERLY A. BOX	Director	3/17/21
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	3/17/21
Charles D. Fite

/s/ JEFFERY OWENSBY	Director	3/17/21
Jeffery Owensby

/s/ JULIE A.RANEY	Director	3/17/21
Jeffery Owensby

/s/ DAVID E. RITCHIE, JR.	Director, Chief Executive Officer	3/17/21
David E. Ritchie, Jr.	(Principal Executive Officer)

/s/ WILLIAM A. ROBOTHAM	Director, Vice Chairman	3/17/21
William A. Robotham

/s/ PHILIP A. WRIGHT	Director	3/17/21
Philip A. Wright

/s/ MITCHELL A. DERENZO	Chief Financial Officer	3/17/21
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
123