Form 10-Q
period 2021-03-31
AMERICAN RIVER BANKSHARES
filed 2021-05-06
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,968,994 shares outstanding at May 6, 2021

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

Part II.

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

Signatures		51

Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$18,927	$14,030
Interest-bearing deposits in banks	78,871	28,479
Total cash and cash equivalents	97,798	42,509
Investment securities:
Available-for-sale, at fair value	301,628	306,966
Held-to-maturity, at amortized cost fair value of $11 in 2021 and $13 in 2020	10	12
Loans, less allowance for loan losses of $6,696 at March 31, 2021 and $6,628 at December 31, 2020	468,718	471,853
Premises and equipment, net	956	1,002
Federal Home Loan Bank stock	4,212	4,212
Goodwill	16,321	16,321
Other real estate owned	800	800
Bank owned life insurance	16,162	16,101
Accrued interest receivable and other assets	9,458	9,215
Total assets	$916,063	$868,991

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$339,714	$330,095
Interest-bearing	448,855	414,082
Total deposits	788,569	744,177

Short-term borrowings	7,000	7,000
Long-term borrowings	13,787	13,787
Accrued interest payable and other liabilities	13,816	10,932

Total liabilities	823,172	775,896

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,962,466 shares at March 31, 2021 and 5,937,529 shares at December 31, 2020	31,066	30,961
Retained earnings	58,209	55,978
Accumulated other comprehensive income, net of taxes	3,616	6,156

Total shareholders' equity	92,891	93,095
Total liabilities and shareholders' equity	$916,063	$868,991

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$5,604	$4,675
Exempt from Federal income taxes	193	230
Interest on deposits in banks	8	34
Interest and dividends on investment securities:
Taxable	1,515	1,739
Exempt from Federal income taxes	34	37
Total interest income	7,354	6,715
Interest expense:
Interest on deposits	160	440
Interest on borrowings	62	87
Total interest expense	222	527

Net interest income	7,132	6,188

Provision for loan losses	—	495

Net interest income after provision for loan losses	7,132	5,693

Noninterest income:
Service charges on deposit accounts	164	155
Gain on sale of securities	172	38
Other noninterest income	255	259
Total noninterest income	591	452

Noninterest expense:
Salaries and employee benefits	2,762	2,865
Occupancy	259	256
Furniture and equipment	134	143
Federal Deposit Insurance Corporation assessments	54	27
Expenses related to other real estate owned	4	5
Other expense	850	920
Total noninterest expense	4,063	4,216

Income before provision for income taxes	3,660	1,929

Provision for income taxes	1,013	497

Net income	$2,647	$1,432

Basic earnings per share	$0.45	$0.24
Diluted earnings per share	$0.45	$0.24

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2021	2020
Net income	$2,647	$1,432
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on investment securities	(3,434)	4,053
Deferred tax benefit (expense)	1,016	(1,198)
(Decrease) increase in net unrealized gains on investment securities, net of tax	(2,418)	2,855

Reclassification adjustment for realized gains included in net income	(172)	(38)
Tax effect	50	11
Realized gains, net of tax	(122)	(27)

Total other comprehensive (loss) income	(2,540)	2,828

Comprehensive income	$107	$4,260

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, January 1, 2020	5,898,878	$30,536	$50,581	$1,792	$82,909
Net income			1,432		1,432
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				2,828	2,828

Cash dividends ($0.07 per share)			(413)		(413)
Net restricted stock award activity and related compensation expense	19,497	96			96
Stock option compensation expense		2			2

Balance, March 31, 2020	5,918,375	$30,634	$51,600	$4,620	$86,854

Balance, January 1, 2021	5,937,529	$30,961	$55,978	$6,156	$93,095
Net income			2,647		2,647
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(2,540)	(2,540)

Cash dividends ($0.07 per share)			(416)		(416)
Net restricted stock award activity and related compensation expense	22,761	90			90
Stock options exercised	2,176	15			15

Balance, March 31, 2021	5,962,466	$31,066	$58,209	$3,616	$92,891

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,647	$1,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	495
Increase (decrease) in deferred loan origination fees and costs, net	305	(64)
Depreciation and amortization	48	219
Gain on sale of investment securities	(172)	(38)
Amortization of investment security premiums and discounts, net	764	304
Increase in cash surrender values of life insurance policies	(61)	(84)
Stock based compensation expense	90	98
Decrease (increase) in accrued interest receivable and other assets	651	(407)
Decrease in accrued interest payable and other liabilities	(239)	(2,380)

Net cash provided by (used in) operating activities	4,033	(425)

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	11,048	4,229
Proceeds from matured available-for-sale investment securities	734	—
Purchases of available-for-sale investment securities	(22,793)	(4,987)
Proceeds from principal repayments for available-for-sale investment securities	15,446	10,848
Proceeds from principal repayments for held-to-maturity investment securities	2	8
Net decrease in loans	4,115	8,164
Purchases of loans	(1,285)	(2,837)
Purchases of equipment	(2)	(24)

Net cash provided by investing activities	7,265	15,401

(Continued)

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2021	2020
Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$38,552	$1,193
Net increase (decrease) in time deposits	5,840	(2,894)
Increase in short term borrowing	—	(4,000)
Proceeds from exercised options	15	—
Cash dividends paid	(416)	(413)

Net cash provided by (used in) financing activities	43,991	(6,114)

Increase in cash and cash equivalents	55,289	8,862

Cash and cash equivalents at beginning of year	42,509	17,810

Cash and cash equivalents at end of period	$97,798	$26,672

Supplemental noncash disclosures:

Cash paid during the year for:
Interest expense	$227	$533
Income taxes	$—	$—

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at March 31, 2021 and December 31, 2020, the results of its operations and its cash flows for the three-month periods ended March 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three-month period ended March 31, 2021 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 18, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the Company’s shareholders on May 21, 2020. At March 31, 2021 there were 42,395 restricted shares outstanding, zero stock options outstanding, and the total number of authorized shares that remain available for issuance under the 2020 Plan, including the 42,395 restricted shares that have not yet vested, was 250,000. The 2020 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted Company stock, and performance units. Under the 2020 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other award agreements. The unvested restricted stock under the 2020 Plan have dividend and voting rights. The 2020 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally one to five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards are exercisable until their expiration. New shares are issued upon exercise of an option.

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. At March 31, 2021 there were 27,782 stock options and 23,364 restricted shares outstanding. The 2010 Plan expired by its term on March 17, 2020. Accordingly, outstanding awards under the 2010 Plan are exercisable and will continue to vest until their expiration, but no new awards may be granted under the 2010 Plan. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan required that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards expire on dates determined by the Board of Directors, but not later than ten years from the date of award. All of the stock options previously awarded under the 2010 Plan are fully vested. New shares are issued upon exercise of an option. The initial vesting period for restricted stock issued under the 2010 Plan was generally three to five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors.

The award date fair value of awards is determined by the market price of the Company's common stock on the date of award and is recognized ratably as compensation expense or director expense over the vesting periods. The shares of common stock awarded pursuant to such agreements vest in increments over one to five years from the date of award. The shares awarded to employees and directors under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.

Equity Compensation

For the three-month periods ended March 31, 2021 and 2020, the compensation cost recognized for equity compensation was $90,000 and $98,000, respectively. The recognized tax benefit for equity compensation expense was $27,000 and $26,000, for the three-month periods ended March 31, 2021 and 2020, respectively.

At March 31, 2021, there was no unrecognized pre-tax compensation cost related to nonvested stock option awards. At March 31, 2021 the total compensation cost related to restricted stock awards not yet recorded is $705,000. This amount will be recognized over the next 4.25 years and the weighted average period of recognizing these costs is expected to be 1.3 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2021 and 2020. A summary of option activity under the Plans as of March 31, 2021 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2021	29,958	$8.79	3.4 years	$131
Granted	—	—	—	—
Exercised	(2,176)	7.07	—	—
Expired, forfeited or cancelled	—	—	—	—
Outstanding at March 31, 2021	27,782	$8.93	3.3 years	$205
Vested at March 31, 2021	27,782	$8.93	3.3 years	$205
Non-vested at March 31, 2021	—	$—	—	$—

Restricted Stock

There were 22,761 shares of restricted stock awarded during the three-month period ended March 31, 2021 and 19,497 shares of restricted stock awarded during the three-month period ended March 31, 2020. There were 15,501 and 9,000 restricted stock awards that were fully vested during the three-month periods ended March 31, 2021 and 2020, respectively. The intrinsic value of nonvested restricted stock at March 31, 2021 was $1,073,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	58,499	$13.03
Awarded	22,761	15.25
Less: Vested	15,501	14.61
Less: Expired, forfeited or cancelled	—	—
Nonvested at March 31, 2021	65,759	$13.43

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three-month periods ended March 31, 2021 or 2020 or outstanding at March 31, 2021 or December 31, 2020.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $16.31 as of March 31, 2021.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $43,649,000 and standby letters of credit of approximately $60,000 at March 31, 2021 and loan commitments of approximately $32,851,000 and standby letters of credit of zero at December 31, 2020. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2021 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2021 or December 31, 2020.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,886,297 shares and 5,858,919 shares for the three-month periods ended March 31, 2021 and 2020, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (35,661 shares for the three-month period ended March 31, 2021 and 24,657 shares for the three-month period ended March 31, 2020). For the three-month periods ended March 31, 2021 and 2020, there were zero stock options that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2021 and December 31, 2020 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$261,826	$6,326	$(1,665)	$266,487
Obligations of states and political subdivisions	16,257	495	(29)	16,723
U. S Treasury securities	11,663	—	(99)	11,564
Corporate bonds	6,749	110	(5)	6,854
	$296,495	$6,931	$(1,798)	$301,628

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$276,191	$8,474	$(832)	$283,833
Obligations of states and political subdivisions	15,288	1,013	—	16,301
Corporate bonds	6,748	85	(1)	6,832
	$298,227	$9,572	$(833)	$306,966

Net unrealized gains on available-for-sale investment securities totaling $5,133,000 were recorded, net of $1,517,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2021. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2021 totaled $11,048,000 and $172,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2021.

Net unrealized gains on available-for-sale investment securities totaling $8,739,000 were recorded, net of $2,583,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2020. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2020 totaled $4,229,000 and $38,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2020.

Held-to-Maturity

March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$10	$1	$—	$11

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$12	$1	$—	$13

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2021 and March 31, 2020. Investment securities with unrealized losses at March 31, 2021 and December 31, 2020 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$81,619	$(1,307)	$21,350	$(358)	$102,969	$(1,665)
Obligations of states and political subdivisions	2,328	(29)	—	—	2,328	(29)
U. S Treasury securities	11,564	(99)			11,564	(99)
Corporate bonds	745	(5)	—	—	745	(5)
	$96,256	$(1,440)	$21,350	$(358)	$117,606	$(1,798)

December 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$58,886	$(403)	$31,138	$(429)	$90,024	$(832)
Corporate bonds	749	(1)	—	—	749	(1)
	$59,635	$(404)	$31,138	$(429)	$90,773	$(833)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2021 or December 31, 2020.

At March 31, 2021, the Company held 218 securities of which 40 were in a loss position for less than twelve months and 16 were in a loss position for twelve months or more.  All 16 of these securities consisted of mortgage-backed securities.  At December 31, 2020, the Company held 204 securities of which 29 were in a loss position for less than twelve months and 21 were in a loss position for twelve months or more.  These 50 securities consisted of mortgage-backed and corporate securities.

The unrealized loss on the Company's investment securities is primarily driven by interest rates.  Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired. The amortized cost and estimated fair values of investment securities at March 31, 2021 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$2,279	$2,292
After one year through five years	360	361
After five years through ten years	28,523	28,956
After ten years	3,507	3,532
	34,669	35,141
Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	261,826	266,487	$10	$11
	$296,495	$301,628	$10	$11

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

At March 31, 2021 and December 31, 2020 the recorded investment in nonperforming loans was zero in both periods. Nonperforming loans include all such loans that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection.

At March 31, 2021 and December 31, 2020, the recorded investment in other real estate owned (“OREO”) was $800,000. During the first quarter of 2021, the Company repossessed and sold two automobiles that had combined loan balances of $66,000 and took a combined charge to the Allowance for Loan Losses (“ALLL”) of $9,000. At March 31, 2021, the Company did not own any residential OREO properties nor were there any residential properties in the process of foreclosure. During 2021, the Company did not add any new or sell any of the OREO properties, nor did we decrease the book value on any of the properties. The March 31, 2021 OREO balance of $800,000 consisted of one parcel of land zoned for commercial use. Nonperforming loans and other assets and OREO at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual loans that are current to terms (less than 30 days past due)	$—	$—
Nonaccrual loans that are past due	—	—
Loans past due 90 days and accruing interest	—	—
Other real estate owned	800	800
Other assets	—	—
Total nonperforming assets	$800	$800

Nonperforming loans to total loans	—	—
Total nonperforming assets to total assets	0.09%	0.09%

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. Impaired loans as of and for the periods ended March 31, 2021 and December 31, 2020 are summarized as follows:

Impaired loans as of and for the periods ended June 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	As of March 31, 2021			As of December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate-commercial	$5,046	$5,180	$—	$5,075	$5,209	$—
Real estate-residential	311	398	—	312	399	—
Subtotal	$5,357	$5,578	$—	$5,387	$5,608	$—

With an allowance recorded:
Real estate-commercial	$1,512	$1,572	$100	1,539	1,599	106
Real estate-residential	120	120	9	124	124	6
Subtotal	$1,632	$1,692	$109	$1,663	$1,723	$112

Total:
Real estate-commercial	$6,558	$6,752	$100	$6,614	$5,808	$106
Real estate-residential	431	518	9	436	523	6
	$6,989	$7,270	$109	$7,050	$7,331	$112

The following table presents the average balance related to impaired loans for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2021	March 31, 2020
Real estate-commercial	$6,586	$7,125
Real estate-residential	433	449
Total	$7,019	$7,574

The following table presents the interest income recognized on impaired loans for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31, 2021	March 31, 2020
Real estate-commercial	$99	$106
Real estate-residential	7	7
Total	$106	$113

7. TROUBLED DEBT RESTRUCTURINGS

During the periods ended March 31, 2021 and 2020, there were no loans that were modified as troubled debt restructurings (“TDRs”).

There were no payment defaults during the three months ended March 31, 2021 or March 31, 2020 on troubled debt restructurings made in the preceding twelve months. At March 31, 2021 and December 31, 2020, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans” in Item 2.

8. ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio allocated by management's internal risk ratings as of March 31, 2021 and December 31, 2020 are summarized below (Commercial “Pass” loans includes $57,486,000 and $55,546,000 in Paycheck Protection Program (“PPP”) loans at March 31, 2021 and December 31, 2020, respectively):

March 31, 2021	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$87,216	$227,925	$45,254	$25,242	$31,234
Watch	6,766	18,100	—	—	515
Special mention	—	1,437	—	—	—
Substandard	—	1,198	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$93,982	$248,660	$45,254	$25,242	$31,749

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Agriculture	Consumer			Total
Grade:
Pass	$6,034	$26,462			$449,367
Watch	—	133			25,514
Special mention	—	—			1,437
Substandard	—	—			1,198
Doubtful or loss	—	—			—
Total	$6,034	$26,595			$477,516

December 31, 2020	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$90,021	$229,887	$48,760	$18,424	$31,760
Watch	4,501	20,143	—	—	569
Special mention	—	118	—	—	—
Substandard	—	1,200	—	—	—
Doubtful or loss	—	—	—	—	—
Total	$94,522	$251,348	$48,760	$18,424	$32,329

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Agriculture	Consumer			Total
Grade:
Pass	$6,091	$28,668			$453,611
Watch	—	136			25,349
Special mention	—	—			118
Substandard	—	—			1,200
Doubtful or loss	—	—			—
Total	$6,091	$28,804			$480,278

The allocation of the Company’s allowance for loan losses and by portfolio segment and by impairment methodology are summarized below (Commercial loans includes $57,486,000 and $55,546,000 in PPP loans at March 31, 2021 and December 31, 2020, respectively, and do not carry any associated allowance for loan loss, as they are 100% guaranteed by the Small Business Administration (“SBA” )):

March 31, 2021
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance, January 1, 2021	$922	$3,466	$411	$687	$388	$85	$391	$278	$6,628
Provision for loan losses	(149)	(61)	(34)	236	(1)	—	(19)	28	—
Loans charged-off	—	—	—	—	—	—	(9)	—	(9)
Recoveries	76	1	—	—	—	—	—	—	77

Ending balance, March 31, 2021	$849	$3,406	$377	$923	$387	$85	$363	$306	$6,696

Ending balance:
Individually evaluated for impairment	$—	$100	$—	$—	$9	$—	$—	$—	$109

Ending balance:
Collectively evaluated for impairment	$849	$3,306	$377	$923	$378	$85	$363	$306	$6,587

Loans

Ending balance	$93,982	$248,660	$45,254	$25,242	$31,749	$6,034	$26,595	$—	$477,516

Ending balance:
Individually evaluated for impairment	$—	$6,558	$—	$—	$431	$—	$—	$—	$6,989

Ending balance:
Collectively evaluated for impairment	$93,982	$242,102	$45,254	$25,242	$31,318	$6,034	$26,595	$—	$470,527
17

December 31, 2020
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Allowance for Loan Losses

Ending balance	$922	$3,466	$411	$687	$388	$85	$391	$278	$6,628

Ending balance:
Individually evaluated for impairment	$—	$106	$—	$—	$6	$—	$—	$—	$112

Ending balance:
Collectively evaluated for impairment	$922	$3,360	$411	$687	$382	$85	$391	$278	$6,516

Loans

Ending balance	$94,522	$251,348	$48,760	$18,424	$32,329	$6,091	$28,804	$—	$480,278

Ending balance:
Individually evaluated for impairment	$—	$6,614	$—	$—	$436	$—	$—	$—	$7,050

Ending balance:
Collectively evaluated for impairment	$94,522	$244,734	$48,760	$18,424	$31,893	$6,091	$28,804	$—	$473,228

March 31, 2020
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-family	Construction	Residential	Agriculture	Consumer	Unallocated	Total
Beginning balance, January 1, 2020	$950	$1,906	$329	$986	$281	$107	$334	$245	$5,138
Provision for loan losses	63	349	64	(98)	56	(4)	58	7	495
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	1	3	—	—	—	—	—	—	4

Ending balance, March 31, 2020	$1,014	$2,258	$393	$888	$337	$103	$392	$252	$5,637

The Company’s aging analysis of the loan portfolio at March 31, 2021 and December 31, 2020 are summarized below (Commercial loans includes $57,486,000 and $55,546,000 in PPP loans at March 31, 2021 and December 31, 2020, respectively):

March 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 89 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 89 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$93,982	$93,982	$—	$—
Real estate:
Commercial	—	—	—	—	248,660	248,660	—	—
Multi-family	—	—	—	—	45,254	45,254	—	—
Construction	—	—	—	—	25,242	25,242	—	—
Residential	—	—	—	—	31,749	31,749	—	—
Other:
Agriculture	—	—	—	—	6,034	6,034	—	—
Consumer	—	—	—	—	26,595	26,595	—	—

Total	$—	$—	$—	$—	$477,516	$477,516	$—	$—

December 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 89 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 89 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$94,522	$94,522	$—	$—
Real estate:
Commercial	—	—	—	—	251,348	251,348	—	—
Multi-family	—	—	—	—	48,760	48,760	—	—
Construction	—	—	—	—	18,424	18,424	—	—
Residential	—	—	—	—	32,329	32,329	—	—
Other:
Agriculture	—	—	—	—	6,091	6,091	—	—
Consumer	—	—	—	—	28,804	28,804	—	—

Total	$—	$—	$—	$—	$480,278	$480,278	$—	$—

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

The FDIC suggested that financial institutions should consider ways to address any deferred or skipped payments such as extending the original maturity date or by making those payments due in a balloon payment at the maturity date of the loan. During 2020, the Company made arrangements with some of its borrowers to defer principal and interest payments from three to six months and extend the original maturities by a like term, defer principal and interest payments from three to six months, with the amount deferred due at maturity, and defer principle payments for six months, with the amount deferred due at maturity. These arrangements are not considered TDRs as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provided relief from certain requirements under U.S. GAAP. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs under Accounting Standards Codification (“ASC”) 310-40 in certain situations. All of these arrangements met such requirements. The Company continues to accrue interest on all of the loan deferrals. The amount of deferred loans at June 30, 2020 totaled $96,465,000. This balance has been reduced by paydowns, payoffs, or loans returning to normal payments, to $4,882,000 as of December 31, 2020. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed. During the first quarter of 2021, both of the loan deferrals comprised of the $4,882,000 at December 31, 2020 began making their scheduled payments and one additional loan, in the amount of $2,017,000, was granted a three-month interest only arrangement and is scheduled to resume contractual payments in the second quarter of 2021.

9. LEASES

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

Supplemental lease information at or for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
Balance Sheet
Operating lease asset classified as other assets	$2,551,000	$2,717,000
Operating lease liability classified as other liabilities	2,730,000	2,392,000

Income Statement
Operating lease cost classified as occupancy and equipment expense	$194,000	$190,000
Weighted average lease term, in years	5.87	5.47
Weighted average discount rate (1)	2.98%	2.98%
Operating cash flows	$190,000	$194,000

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of San Francisco for a term correlating to the remaining life of each lease.

A maturity analysis of the Company’s lease liabilities at March 31, 2021 was as follows:

Balance
April 1, 2021 to December 31, 2021	$583,000
January 1, 2021 to December 31, 2022	753,000
January 1, 2022 to December 31, 2023	329,000
January 1, 2023 to December 31, 2024	322,000
January 1, 2024 to December 31, 2025	232,000
Thereafter	753,000
Total lease payments	2,972,000
Less: Interest	(242,000)
Present value of lease liabilities	$2,730,000

10. BORROWING ARRANGEMENTS

At March 31, 2021 and December 31, 2020, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2021 or December 31, 2020.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $20,787,000 were outstanding from the FHLB at March 31, 2021 and December 31, 2020, bearing interest rates ranging from 0.00% to 2.43% and maturing between April 12, 2021 and October 20, 2025. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2021 and December 31, 2020 totaled $152,049,000 and $132,409,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2021 and December 31, 2020 were $6,021,000 and $6,209,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2021 and December 31, 2020.

11. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for (benefit from) income taxes.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2021 and 2020.

12. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value measurement is the exchange price to sell the asset or transfer the liability (exit price) in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

	Carrying	Fair Value Measurements Using:
March 31, 2021	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$18,927	$18,927	$—	$—	$18,927
Interest-bearing deposits in banks	78,871	78,871	—	—	78,871
Available-for-sale Securities	301,628	—	301,628	—	301,628
Held-to-maturity securities	10	—	11	—	11
Net loans	468,718	—	—	479,432	479,432
Accrued interest receivable	3,460	—	1,502	1,958	3,460

Financial liabilities:
Deposits:
Noninterest-bearing	$339,714	$339,714	$—	$—	$339,714
Savings	93,622	93,622	—	—	93,622
Money market	186,086	186,086	—	—	186,086
Interest checking	94,126	94,126	—	—	94,126
Time Deposits	75,021	—	75,347	—	75,347
Short-term borrowings	7,000	7,000	—	—	7,000
Long-term borrowings	13,787	—	13,945	—	13,945
Accrued interest payable	37	9	28	—	37

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$14,030	$14,030	$—	$—	$14,030
Interest-bearing deposits in banks	28,479	26,733	1,746	—	28,479
Available-for-sale Securities	306,966	—	306,966	—	306,966
Held-to-maturity securities	12	—	13	—	13
Net loans:	471,853	—	—	474,400	474,400
Accrued interest receivable	3,733	—	1,428	2,305	3,733
Financial liabilities:

Deposits:
Noninterest-bearing	$330,095	$330,095	$—	$—	$330,095
Savings	87,315	87,315	—	—	87,315
Money market	175,541	175,541	—	—	175,541
Interest checking	82,045	82,045	—	—	82,045
Time Deposits	69,181	—	69,511	—	69,511
Short-term borrowings	7,000	7,000	—	—	7,000
Long-term borrowings	13,787	—	13,967	—	13,967
Accrued interest payable	42	3	39	—	42

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

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
March 31, 2021
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Entities	$266,487	$—	$266,487	$—	$—
Obligations of states and political subdivisions	16,723	—	16,723	—	—
U.S. Treasury securities	11,564	11,564	—	—	—
Corporate Debt securities	6,854	—	6,854	—	—
Total recurring	$301,628	$11,564	$290,064	$—	$—

Assets and liabilities measured on a nonrecurring basis:

Other real estate owned Land	$800	$—	$—	$800	$—
Total nonrecurring	$800	$—	$—	$800	$—

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2020
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$283,833	$—	$283,833	$—	$—
Corporate Debt securities	6,832	—	6,832
Obligations of states and political subdivisions	16,301	—	16,301	—	—
Total recurring	$306,966	$—	$306,966	$—	$—

Assets and liabilities measured on a nonrecurring basis:

Other real estate owned Land	$800	$—	$—	$800	$(46)
Total nonrecurring	$800	$—	$—	$800	$(46)

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

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize changes to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was initially scheduled to become effective for the Company for interim and annual reporting periods beginning after December 15, 2019, however, on November 15, 2019 the FASB issued ASU 2019-10 delaying the effective date for smaller reporting companies, such as the Company, to interim and annual reporting periods beginning after December 15, 2022; early adoption is still permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). As discussed in Note 15 below, the Company has entered into an Agreement to Merge and Plan of Reorganization with Bank of Marin Bancorp. While the Company continues to evaluate the provisions of ASU No. 2016-13 to determine the potential impact of the standard may have on the Company's Consolidated Financial Statements, it may not remain an independent Company and, therefore, not be subject to adoption of ASU No. 2016-13. Instead, the Company would be merged into Bank of Marin Bancorp. The Company will continue to take the steps to prepare for the implementation if the merger does not becomes effective, such as continue meetings of its internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and maintaining its software solution. The Company has imported current and historical data into the new software and is currently validating the data and intends to begin processing information, if needed, on a test basis, with the new CECL specific software during 2021 and to disclose any material potential impact of this modeling, if necessary, once it becomes available.

14. NOVEL CORONAVIRUS PANDEMIC (“COVID-19”)

The COVID-19 pandemic has placed significant health, economic and other major pressures on the individuals and communities we serve, the state of California, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and wellbeing of our employees and clients, and the financial viability of our clients, that continue through the date of this report:

•	We have addressed the safety of our ten branches and our corporate office, following the guidelines of the Centers for Disease Control. While our branches generally remain open to clients, we have taken steps, and continue to evaluate those steps, to push as much traffic and transactions as possible to our digital and electronic channels and our night depositories, and many of our employees can and are working remotely;

•	We hold regular executive meetings to address issues that change rapidly;
25

•	Provided extensions and loan payment deferrals to our borrowers effected by COVID-19 provided such clients were not 30 days past due; and

•	We have been participating in the Paycheck Protection Program (“PPP”) under CARES Act to help provide potentially forgivable loans to our business clients to provide them with additional working capital to enable them to retain their employees. During the second quarter of 2020, we funded 477 PPP loans totaling $80,154,000. During the first quarter of 2021 we funded 201 PPP loans totaling $25,465,000. During the fourth quarter of 2020 and continuing into the first quarter we began processing PPP forgiveness applications for our PPP borrowers. At March 31, 2021, 368 PPP loans totaling $57,486,000 were remaining.

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

15. SUBSEQUENT EVENT

On April 16, 2021, the Company entered into a Merger Agreement that, upon the terms and subject to the conditions set forth therein, the Company will merge (the “Merger”) with and into Bank of Marin Bancorp (“Marin Bancorp”) with Marin Bancorp surviving, followed immediately thereafter by the merger (the “Bank Merger”) of American River Bank, with and into Bank of Marin, a California corporation and wholly-owned subsidiary of Marin Bancorp, with Bank of Marin surviving. The Merger Agreement was approved by the Board of Directors of each of the Company and Marin Bancorp.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, excluding certain specified shares, will be converted into the right to receive 0.575 (the “Exchange Ratio”) of a share of Marin Bancorp common stock (the “Merger Consideration”). In addition, at the Effective Time, (i) each option to purchase shares of Company common stock, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be canceled and exchanged for the right to receive an amount of cash equal to the product of (x) the total number of shares of Company common stock subject to such option and (y) the excess, if any, of (A) the product of (1) the volume weighted average price of Marin Bancorp common stock on each of the last fifteen trading days ending on the second trading day immediately prior to the Effective Time, and (2) the Exchange Ratio, over (B) the exercise price per share under such option, less applicable taxes required to be withheld with respect to such payment; and (ii) any vesting conditions applicable to each outstanding restricted stock award and each outstanding restricted stock unit will accelerate in full, and each such restricted stock award and restricted stock unit will be treated as any other outstanding share of Company common stock entitled to receive the Merger Consideration. See the Company’s Form 8-K filed with the SEC on April 19, 2021 for further information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2020 and March 31, 2021 and its income and expense accounts for the three-month periods ended March 31, 2021 and 2020. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management's discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in this “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	The adverse effects of the COVID-19 pandemic on the economy, our business, borrowers, customers and employees and the impact of local, state and federal governments in response to the pandemic, including various government stimulus packages;
•	current and future legislation and regulation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan losses;
•	potential expenses associated with resolving nonperforming assets;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	the effects of strategic transactions we are a party to;
•	inadequate internal controls over financial reporting or disclosure controls and procedures;
•	changes in accounting policies and practices and the effects of adopting ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”);
•	potential declines in fee and other noninterest income earned associated with economic factors;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, natural disasters (including earthquakes and wildfires), pandemic disease and viruses, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
27

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	our ability to comply with any regulatory orders or requirements we may become subject to;
•	the effects and costs of litigation, regulatory, and other legal developments;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
•	the possibility that the announced merger with Bank of Marin Bancorp (“Marin Bancorp”) does not close when expected or at all because required regulatory, shareholder or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all;
•	the businesses of the Company and Marin Bancorp may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	changes in the Company’s or Marin Bancorp’s stock price before the effective time of the merger, including as a result of financial performance, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies;
•	the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, or that expected revenue synergies and cost savings from the announced merger with Marin Bancorp may not be fully realized or realized within the expected time frame, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, the effect of pandemic disease (including Covid-19) and the degree of competition in the geographic and business areas in which the Company and Marin Bancorp operate;
•	the ability to promptly and effectively integrate the businesses of the Company and Marin Bancorp;
•	the reaction to the merger transaction of the companies’ clients, employees and counterparties;
•	diversion of time of directors, management and other employees on merger-related issues; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should also be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Merger with Bank of Marin Bancorp

On April 16, 2021, the Company entered into a Merger Agreement that, upon the terms and subject to the conditions set forth therein, the Company will merge (the “Merger”) with and into Bank of Marin Bancorp (the Marin Bancorp”) with Marin Bancorp surviving, followed immediately thereafter by the merger (the “Bank Merger”) of American River Bank, with and into Bank of Marin, a California corporation and wholly-owned subsidiary of Marin Bancorp, with Bank of Marin surviving. The Merger Agreement was approved by the Board of Directors of each of the Company and Marin Bancorp.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, excluding certain specified shares, will be converted into the right to receive 0.575 (the “Exchange Ratio”) of a share of Marin Bancorp common stock (the “Merger Consideration”). In addition, at the Effective Time, (i) each option to purchase shares of Company common stock, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be canceled and exchanged for the right to receive an amount of cash equal to the product of (x) the total number of shares of Company common stock subject to such option and (y) the excess, if any, of (A) the product of (1) the volume weighted average price of Marin Bancorp common stock on each of the last fifteen trading days ending on the second trading day immediately prior to the Effective Time, and (2) the Exchange Ratio, over (B) the exercise price per share under such option, less applicable taxes required to be withheld with respect to such payment; and (ii) any vesting conditions applicable to each outstanding restricted stock award and each outstanding restricted stock unit will accelerate in full, and each such restricted stock award and restricted stock unit will be treated as any other outstanding share of Company common stock entitled to receive the Merger Consideration. We cannot provide any assurance on whether or not the Merger will close in a timely fashion or at all.

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

In addition to preparing the Company to handle the impact of the economic crisis, protecting the health and wellbeing of our employees and the financial viability of our clients, is now our highest priority. The Company quickly put its pandemic plan into action to adjust to the impact of the health issues from the COVID-19 pandemic on our employees and our clients. We have been working with our clients by assisting them with loan payment deferrals and maintaining service at all of our branch locations, subject to reduced operating hours. We are encouraging the use of our digital and electronic channels and our night depositories, all the while adhering to the ever-evolving State and Federal guidelines. We have been participating in the Small Business Administration’s (“SBA's”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to help provide loans to our business clients to provide them with additional working capital to enable them to retain their employees.

We believe the COVID-19 pandemic has already impacted our local economy when Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or become unemployed. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates increased in our local market area. Prior to the pandemic unemployment rates were at all-time lows. At the end of February 2020, the unemployment rate in Sacramento County was 3.7%, in Sonoma County it was 2.8%, and in Amador County it was 4.4%. By the end of May 2020, these numbers increased to 14.1% in Sacramento County, 12.7%, in Sonoma County, and 15.1% in Amador County. With some businesses allowed to reopen these rates have decreased to 7.4% in Sacramento County, 6.0%, in Sonoma County, and 7.4% in Amador County as of March 31, 2021. While shelter-in-place restrictions were eased in our markets during the second quarter of 2020, and just as many businesses were opening, new restrictions were put in place, essentially eliminating the progress that had been made until later in the third quarter when selected areas had the restrictions eased again. New restrictions went in place throughout the State later in 2020, which were then eased in January 2021. With the successful rollout of the pandemic vaccines, more business have been able to reopen in the first quarter of 2021.

The Company has taken measures to protect the health and safety of its employees by implementing remote work arrangements to the full extent possible, and by adjusting banking offices hours and operational measures to promote social distancing. The Company will continue to analyze economic conditions in our geographic markets and perform stress testing of our investment and loan portfolios. The Company does not currently have a stock repurchase program in place. Our Board of Directors will evaluate whether or not to implement a program following such time that the economic impact of the COVID-19 has been assessed and minimized. On April 21, 2021, the Company announced a $0.07 per share cash dividend payable on May 19, 2021 to shareholders of record on May 4, 2021. Future cash dividend decisions will consider, among other business considerations, the impact of COVID-19 on the Company’s capital and liquidity levels. Based on the Company’s current capital levels, historical conservative underwriting policies, low loan-to-deposit ratio, concentration and geographical diversification of the loan portfolio, the Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels.

While the Company is not exposed to large oil and gas, airline, or the entertainment industries we have been evaluating the exposure to potentially increased loan losses related to the COVID-19 pandemic and have identified the following industry segments most impacted by the pandemic as of March 31, 2021:

Industry	Loan Balance		Percentage of total non PPP loans outstanding (1)
Hospitality	$918,000		0.2%
Churches	$21,692,000		5.2%
Restaurants	$5,725,000		1.4%
Eldercare	$6,440,000		1.5%
School/childcare	$5,355,000		1.3%
Recreation (golf/sportsclubs)	$1,668,000		0.4%
Oil/Gas	$8,924,000	(2)	2.1%

(1)	The PPP loans are 100% guaranteed by the SBA. By removing them from the total loans outstanding in this calculation, we believe the table represents a more reflective picture of the risk in the loan portfolio. The percentage of loans outstanding is, therefore, calculated excluding the PPP loans from the total loans. PPP loans as of March 31, 2021 were $57,486,000, therefore, gross non-PPP loans were $420,030,000.
(2)	This total represents gas stations with convenience stores; gas station, convenience store and car washes; auto restoration companies; gas station, car washes; and drive though oil change and car wash facilities.

The Company is closely monitoring the effects of the pandemic on our loan and deposit clients. We are focusing on assessing the risks in our loan portfolio and working with our borrowers to minimize potential loan losses. We have implemented loan programs to allow borrowers to defer loan principal and interest payments. See “Working with Borrowers” for more information on loan deferrals. During 2020, the Company funded 477 PPP loans totaling $80,154,000, and in 2021, the Company funded 201 PPP loans totaling $25,465,000. At March 31, 2021, there were 368 PPP loans totaling $57,486,000. The reduction in the March 31, 2021 balance represents loan forgiveness or loan paydowns.

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

Reconciliation of Annualized Net Interest Margin, Fully Tax Equivalent (non-GAAP)

(dollars in thousands)
	For the three months ended March 31,
	2021	2020
Net interest income (GAAP)	$7,132	$6,188
Tax equivalent adjustment	47	56
Net interest income - tax equivalent adjusted (non-GAAP)	$7,179	$6,244

Average earning assets	$814,280	$669,974
Net interest margin (GAAP)	3.55%	3.71%
Net interest margin (non-GAAP)	3.58%	3.75%

Reconciliation of Non-GAAP Measure – Efficiency Ratio

(dollars in thousands)
	For the three months ended March 31,
	2021	2020
Net interest income (GAAP)	$7,132	$6,188
Tax equivalent adjustment	47	56
Net interest income – tax-equivalent adjusted (non-GAAP)	$7,179	$6,244
Noninterest income	591	452
Total income	7,770	6,696
Total noninterest expense	4,063	4,216
Efficiency ratio, fully tax-equivalent (non-GAAP)	52.29%	62.96%

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses inherent in the Company's credit portfolio that have been incurred as of the balance-sheet date. The allowance is based on two basic principles of accounting: (1) “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) the “Receivables” topic, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 95 full-time employees as of March 31, 2021.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2021 and 2020, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

On April 16, 2021, the Company entered into a Merger Agreement that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Marin Bancorp as described above.

Overview

The Company recorded net income of $2,647,000 for the quarter ended March 31, 2021, which was an increase of $1,215,000 (84.8%) compared to $1,432,000 reported for the same period of 2020. Diluted earnings per share for the first quarter of 2021 was $0.45, an increase of 87.5% compared to the $0.24 per share reported in the first quarter of 2020. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2021 were 11.54% and 1.21%, respectively, as compared to 6.77% and 0.80%, respectively, for the same period in 2020.

Total assets of the Company increased by $47,072,000 (5.4%) from $868,991,000 at December 31, 2020 to $916,063,000 at March 31, 2021. Net loans totaled $468,718,000 at March 31, 2021, a decrease of $3,135,000 (0.7%) from $471,853,000 at December 31, 2020. Deposit balances at March 31, 2021 totaled $788,569,000, an increase of $44,392,000 (6.0%) from $744,177,000 at December 31, 2020. The Company ended the first quarter of 2021 with a leverage capital ratio of 8.5%, a Tier 1 capital ratio of 15.5%, and a total risk-based capital ratio of 16.7% compared to 8.3%, 15.0%, and 16.2%, respectively, at December 31, 2020. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)
	For the three months ended March 31,
	2021	2020
Interest income*	$7,401	$6,771
Interest expense	(222)	(527)
Net interest income*	7,179	6,244
Provision for loan losses	—	(495)
Noninterest income	591	452
Noninterest expense	(4,063)	(4,216)
Provision for income taxes	(1,013)	(497)
Tax equivalent adjustment	(47)	(56)
Net income	$2,647	$1,432

Average total assets	$884,565	$721,439
Net income (annualized) as a percentage of average total assets	1.21%	0.80%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.58% for the three months ended March 31, 2021 and 3.75% for the three months ended March 31, 2020.

The fully taxable equivalent interest income component for the first quarter of 2021 increased $630,000 (9.3%) to $7,401,000 compared to $6,771,000 for the three months ended March 31, 2020. The increase in the fully taxable equivalent interest income for the first quarter of 2021 compared to the same period in 2020 is broken down by rate (down $762,000) and volume (up $1,392,000). The primary driver in this rate decrease was a decrease in the yield on loans, which led to a decrease of $174,000, a decrease in the yield on investments, which led to a decrease of $476,000, and a decrease in the yield on interest-bearing deposits in banks, which led to a decrease of $112,000. The yield on loans decreased from 5.03% in the first three months of 2020 to a yield of 4.92% during the first three months of 2021; the yield on investments decreased from 2.69% in the first three months of 2020 to a yield of 2.06% during the first three months of 2021 and the yield on interest-bearing deposits in banks decreased from 1.59% in the first quarter of 2020 to 0.11% in the first quarter of 2021. The volume increase of $1,392,000 was primarily from an increase in loans ($1,059,000); an increase in investments ($248,000); and an increase in interest-bearing deposits in banks ($86,000). Average loans balances increased $84,889,000, (or 21.4%), from $396,322,000 during the first quarter of 2020 to $481,211,000 during the first quarter of 2021; average investment balances increased $37,401,000, (or 14.1%), from $265,037,000 during the first quarter of 2020 to $302,438,000 during the first quarter of 2021, and average balances in interest-bearing deposits in banks increased $22,016,000, (or 255.6%), from $8,615,000 during the first quarter of 2020 to $30,631,000 during the first quarter of 2021.

Interest expense was $222,000 or $305,000 (57.9%) lower in the first quarter of 2021 compared to $527,000 in the first quarter of 2020. The net $305,000 decrease in interest expense during the first quarter of 2021 compared to the first quarter of 2020 was predominantly rate related which reduced expense by $369,000. This decrease was partially offset by volume which increased expense by $64,000. Rates paid on interest bearing liabilities decreased 34 basis points from 0.54% to 0.20% for the first quarter of 2020 compared to the first quarter of 2021. Of the $369,000 decrease in interest expense related to rates, $175,000 is related to lower rates paid on interest checking and money market accounts and $147,000 was related to time deposit balances. The overall lower interest rate environment in short term rates contributed to this decrease in interest expense. Partially offsetting the decrease in expense due to rates was an increase due to volume as average interest bearing balances increased $60,515,000 (15.4%) from $392,517,000 in the first quarter of 2020 to $453,032,000 during the first quarter of 2021.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended March 31,	2021			2020
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans (1)	$462,037	$5,604	4.92%	$372,826	$4,675	5.04%
Tax-exempt loans (2)	19,174	233	4.93%	23,496	278	4.76%
Taxable investment securities	297,320	1,515	2.07%	259,592	1,739	2.69%
Tax-exempt investment securities (2)	5,118	41	3.25%	5,445	45	3.32%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	30,631	8	0.11%	8,615	34	1.59%
Total earning assets	814,280	7,401	3.69%	669,974	6,771	4.06%
Cash & due from banks	35,124			16,008
Other assets	41,906			40,675
Allowance for loan losses	(6,745)			(5,218)
	$884,565			$721,439

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$266,895	61	0.09%	$230,222	204	0.36%
Savings	91,076	6	0.03%	74,530	7	0.04%
Time deposits	74,274	93	0.51%	70,787	229	1.30%
Other borrowings	20,787	62	1.21%	16,978	87	2.06%
Total interest bearing liabilities	453,032	222	0.20%	392,517	527	0.54%
Noninterest bearing demand deposits	326,179			232,562
Other liabilities	12,346			11,282
Total liabilities	791,557			636,361
Shareholders' equity	93,008			85,078
	$884,565			$721,439
Net interest income & margin (3)		$7,179	3.58%		$6,244	3.75%

(1)	Loan interest includes loan fees of $642,000 and $171,000, respectively, during the three months ended March 31, 2021 and March 31, 2020. Includes $656,000 in net fees from PPP loans during the first quarter of 2021. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2021 and 2020.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (90 days for 2021 and 91 days for 2020) and annualized to actual days in the year (365 days for 2021 and 366 days for 2020).
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2021 over 2020 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans (1)(2)	$1,109	$(180)	$929
Tax-exempt net loans (3)	(51)	6	(45)
Taxable investment securities	251	(475)	(224)
Tax exempt investment securities (3)	(3)	(1)	(4)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	86	(112)	(26)
Total	1,392	(762)	630
Interest-bearing liabilities:
Interest checking and money market	32	(175)	(143)
Savings deposits	2	(3)	(1)
Time deposits	11	(147)	(136)
Other borrowings	19	(44)	(25)
Total	64	(369)	(305)
Interest differential	$1,328	$(393)	$935

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $642,000 and $171,000, respectively, during the three months ended March 31, 2021 and March 31, 2020 which have been included in the interest income computation. Includes $656,000 in net fees from PPP loans during the first quarter of 2021
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2021 and 2020.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Company did not provide a provision for loan losses in the first quarter of 2021 compared to $495,000 in the first quarter of 2020. The Company experienced net loan recoveries of $68,000 or (0.06%) (on an annualized basis) of average loans for the three months ended March 31, 2021 compared to net loan recoveries of $4,000 or (0.00%) (on an annualized basis) of average loans for the three months ended March 31, 2020. The Company continues to experience an overall improvement in the credit quality of the loan portfolio and a reduction of credit losses, however, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, the $495,000 addition in 2020 to the provision for loan losses during the first quarter of 2020 was warranted. For additional information see the “Allowance for Loan Losses Activity” and “Potential Impact of COVID-19.” The net loan recoveries, reduction in loan balances in the first quarter of 2021, and the progress made in the circulation of the pandemic vaccine allowed the Company to forgo and additions to the provision for loan losses in the first quarter of 2021

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended March 31,
	2021	2020
Service charges on deposit accounts	$164	$155
Gain on sale of securities	172	38
Merchant fee income	90	93
Bank owned life insurance	70	84
Other	95	82
Total noninterest income	$591	$452

Noninterest income increased $139,000 (30.8%) to $591,000 for the three months ended March 31, 2021 as compared to $452,000 for the three months ended March 31, 2020. The increase in noninterest income was primarily related to higher gain on sale of securities, which increased $134,000 (352.6%) from $38,000 in 2020 to $172,000 in 2021.

Noninterest Expense

Noninterest expense decreased $153,000 (3.6%) to a total of $4,063,000 in the first quarter of 2021 compared to $4,216,000 in the first quarter of 2020. Salary and employee benefits expense decreased $103,000 (3.6%) from $2,865,000 during the first quarter of 2020 to $2,762,000 during the first quarter of 2021. The decrease in salaries and benefits expense resulted from an increase in the deferral of direct loan origination costs, which reduced salary expense. Each PPP loan that was recorded had an associated loan origination cost. Total origination costs for the first quarter of 2021 were $212,000 compared to $82,000 for the first quarter of 2020. Of the $212,000 in deferred loan origination costs recorded in 2021, $140,700 was related to PPP loans. The benefit from the deferred loan origination costs was partially offset by normal cost of living increases and promotions. Average full-time equivalent employees was 95 during the first quarter of 2021 compared to 101 during the first quarter of 2020.

On a quarter-over-quarter basis, occupancy expense increased $3,000 (1.2%) and furniture and equipment expense decreased $9,000 (6.3%). FDIC assessments increased $27,000 (100.0%) from the first quarter of 2020 to the first quarter of 2021. The increased FDIC assessments result from the FDIC insurance fund reaching the target of 1.38% and the Company being able to use the Small Bank Assessment Credits, awarded to banks like American River Bank, which essentially gave banks a credit for the assessments paid in the latter half of 2019 and for a partial amount of the expense for the first quarter of 2020. There were no assessment credits received in the first quarter of 2021. OREO related expenses decreased $1,000 (20.0%) from $5,000 in the first quarter of 2020 to $4,000 in the first quarter of 2021. Other expense decreased $70,000 (7.6%) from $920,000 in the first quarter of 2020 to $850,000 in the first quarter of 2021. There were numerous line items that make up the $70,000 decrease in other expenses including a $21,000 (131.3%) decrease in business development, which decreased from $37,000 in 2020 to $16,000 in 2021, and a $16,000 (40.0%) decrease in legal fees, which decreased from $40,000 in 2020 to $24,000 in 2021. The fully taxable equivalent efficiency ratio decreased from 63.0% for the first quarter of 2020 to 52.3% for the first quarter of 2021.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2021 increased $516,000 (103.8%) from $497,000 in the first quarter of 2020 to $1,013,000 in the first quarter of 2021. The effective tax rate for the quarter ended March 31, 2021 was 27.7% compared to 25.8% for the first quarter of 2020. The higher tax expense was related to the higher level of taxable income ($1,731,000 or 89.7%), which increased from $1,929,000 in 2020 to $3,660,000 in 2021. The higher effective tax rate in 2021 compared to 2020 is also related to the higher level of taxable income as well as a lower level of benefits from tax-exempt loans and investments (including investments in bank owned life insurance). Tax-exempt benefits decreased from $346,000 in 2020 to $296,000 in 2021.

Balance Sheet Analysis

The Company’s total assets were $916,063,000 at March 31, 2021 as compared to $868,991,000 at December 31, 2021, representing an increase of $47,072,000 (5.4%). The average assets for the three months ended March 31, 2021 were $884,565,000, which represents an increase of $163,126,000 or 22.6% over the balance of $721,439,000 during the three-month period ended March 31, 2020.

Cash and Cash Equivalents

The balance held in cash and cash equivalents at March 31, 2021, was $97,798,000 compared to $42,509,000 at December 31, 2020 an increase of $55,289,000 (130.1%). The primary reason for the increase in cash and cash equivalents since December 31, 2020 is directly related to the increase in deposit balances during the same period.

Investment Securities

Table Five below summarizes the values of the Company’s investment securities held on March 31, 2021 and December 31, 2020.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2021	December 31, 2020
Debt securities:
US Government Agencies and Sponsored Agencies	$266,487	$283,833
Obligations of states and political subdivisions	16,723	16,301
U. S Treasury securities	11,564	—
Corporate bonds	6,854	6,832
Total available-for-sale investment securities	$301,628	$306,966
Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and Sponsored Agencies	$10	$12
Total held-to-maturity investment securities	$10	$12

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Net unrealized gains on available-for-sale investment securities totaling $5,133,000 were recorded, net of $1,517,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at March 31, 2021 and net unrealized gains on available-for-sale investment securities totaling $8,739,000 were recorded, net of $2,583,000 in tax liabilities, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2020.

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

Loans

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) agriculture; and (7) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $25.9 million in new loans during the first quarter of 2021. In addition to the $25.9 million in new production the Company also originated 201 PPP loans totaling $25.5 million during the first quarter of 2021. This production was partially offset by pay downs and payoffs, and excluding the PPP loans resulted in an overall decrease in net loans of $4,702,000 (1.1%) from December 31, 2020. At March 31, 2021, gross PPP loans were $57,486,000 and had related fees of $1,354,000, for a net balance of $56,132,000. These PPP loans were recorded as commercial loans. At March 31, 2021, net loans excluding net PPP loans were $419,282,000 and total loans excluding total PPP loans were $420,030,000.

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

Table Six below summarizes the composition of the loan portfolio as of March 31, 2021 and December 31, 2010.

Table Six: Loan Portfolio Composition
(dollars in thousands)	March 31, 2021		December 31, 2020		Change in	Percentage
	$	%	$	%	dollars	change
Commercial (1)	$93,982	20%	$94,522	20%	$(540)	(0.6%)
Real estate
Commercial	248,660	52%	251,348	52%	(2,688)	(1.1%)
Multi-family	45,254	9%	48,760	10%	(3,506)	(7.2%)
Construction	25,242	5%	18,424	4%	6,818	37.0%
Residential	31,749	7%	32,329	7%	(580)	(1.8%)
Agriculture	6,034	1%	6,091	1%	(57)	(0.9%)
Consumer	26,595	6%	28,804	6%	(2,209)	(7.7%)
Total loans	477,516	100%	480,278	100%	(2,762)	(0.6%)
Deferred loan (fees) and costs, net	(2,102)		(1,797)		(305)
Allowance for loan losses	(6,696)		(6,628)		(68)
Total net loans	$468,718		$471,853		$(3,135)	(0.7%)

(1)	Incudes PPP loans of $57,486,000 at March 31, 2021 and $55,546,000 at December 31, 2020.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 84% of the Company’s loan portfolio at March 31, 2021 and 83% as of December 31, 2020. These figures exclude the PPP loans, which are 100% guaranteed by the SBA. Management believes that the residential land and construction portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of March 31, 2021, outstanding unimproved residential land and construction loans were $8,342,000 (or just 2.4% of the total real estate loans). Management currently believes that it maintains its allowance for loan losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A decline in the economy in general, or decline in real estate values in the Company's market areas, in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan losses. This could adversely affect the Company's future prospects, results of operations, profitability and stock price. See “Potential Impact of COVID-19.” Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following principles: (1) maintaining a thorough understanding of the Company’s market area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonperforming, Past Due and Restructured Loans

Management places loans on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan is well secured and in the process of collection. Loans are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely. The recorded investments in nonperforming loans, which includes nonaccrual loans and loans that were 90 days or more past due and on accrual, totaled zero at both March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020 there were no loans that were 30 days or more past due.

There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2021. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2021, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2021 and December 31, 2020.

Table Seven: Nonperforming Loans
(dollars in thousands)	March 31, 2021	December 31, 2020
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	—
Real estate	—	—
Consumer	—	—
Total nonperforming loans	$—	$—

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

At March 31, 2021, the recorded investment in loans that were considered to be impaired totaled $6,989,000, all of which are considered performing loans. Of the total impaired loans of $6,989,000, loans totaling $5,357,000 were deemed to require no specific reserve and loans totaling $1,632,000 were deemed to require a related valuation allowance of $109,000. Of the $5,357,000 impaired loans that did not carry a specific reserve there were $461,000 in loans that had previous partial charge-offs and $4,896,000 in loans that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan balance. The recorded investment in loans that were considered to be impaired totaled $7,050,000 at December 31, 2020. Of the total impaired loans of $7,050,000, loans totaling $5,387,000 were deemed to require no specific reserve and loans totaling $1,663,000 were deemed to require a related valuation allowance of $112,000.

Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans the Company performs an internal evaluation or obtains an updated appraisal, as necessary.  In the first quarter of 2021, the Company had net loan recoveries of $68,000 with zero provisions for loan losses. The Company’s ALLL to non-PPP loans (which are 100% SBA guaranteed) is 1.60% at March 31, 2021. The 1.60% ALLL to loans is higher than the Company’s historical average. Despite the Company’s continued improvement in the credit quality of the loan portfolio, due to the uncertain economic impact on the Company’s borrowers due to COVID-19, management believes that the 1.60% ALLL to non-PPP loans is warranted. In the first quarter of 2020, the Company had net loan recoveries of $4,000 with $475,000 in added provision.

During the periods ended March 31, 2021 and March 31, 2020, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended March 31, 2021 or March 31, 2020 on troubled debt restructurings made in the preceding twelve months. At March 31, 2021 and December 31, 2020, there were no unfunded commitments on those loans considered troubled debt restructures.

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

The FDIC encouraged financial institutions to consider ways to address any deferred or skipped payments such as extending the original maturity date or by making those payments due in a balloon payment at the maturity date of the loan. The terms of the payment deferrals are generally 90 days and up to 180 days and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as troubled debt restructure. As of June 30, 2020, the Company had made 107 such loan payment deferrals totaling $96,465,000. During the third quarter 2020, two additional loans totaling $2,980,000 were extended loan payment deferrals and four loans that had previously been provided loan payment deferrals totaling $2,123,000 paid off in full. In addition, during the third quarter 69 loans that had previously been granted loan payment deferrals began making their loan payments and are no longer on a loan deferral program. As of September 30, 2020, 39 loans totaling $39,576,000 were on a loan deferral program and of these loans, four loans totaling $4,074,000 were in their initial deferral period while 32 loans totaling $35,502,000 were provided an additional deferral period either after their initial deferral period ended or prior to the ending of their initial deferral period. As of December 31, 2020, there were two commercial real estate loans totaling $4,882,000 that had been granted loan payment deferrals. These two loans resumed their contractual payments during the first quarter of 2021. Also during the first quarter of 2021, one additional loan in the amount of $2,017,000 was granted a 90-day interest only payment deferral. This was the only loan on payment deferral at March 31, 2021, however, this borrower resumed making the contractual payment during the second quarter of 2021. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed and any subsequently scheduled payments are missed.

The Company continues to accrue interest on all of the loan deferrals. The Company expects to continue to work with its borrowers and make prudent credit arrangements as needed, while intending to continue to act in a safe and sound manner. The Company has continued to keep in close contact with the borrowers that have been granted loan payment deferrals and continued to monitor those loans that have begun making their loan payments to track their payment history and evaluate whether it is appropriate to upgrade or downgrade the individual loan ratings. None of the borrowers that had been granted loan deferrals were more than 30 days past due immediately preceding the deferral date, and for those that have resumed making payments, none are more than 30 days past due at March 31, 2021.

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

The ALLL totaled $6,696,000 or 1.41% of total loans at March 31, 2021 compared to $6,628,000 or 1.39% of total loans at December 31, 2020. Excluding the 100% SBA guaranteed PPP loans, which do not carry the same risk as the rest of the loan portfolio, the ALLL to total loans was 1.60% at March 31, 2021 and 1.56% at December 31, 2020. The allowance for loans as a percentage of impaired loans was 95.8% at March 31, 2021 and 94.0% at December 31, 2020. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

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

Table Eight: Allowance for Loan Losses
(dollars in thousands)	Three Months Ended March 31,
	2021	2020
Average loans outstanding	$481,211	$396,322

Allowance for loan losses at beginning of period	$6,628	$5,138
Loans charged off:
Consumer	9	—
Total	9	—
Recoveries of loans previously charged off:
Commercial	76	1
Real estate	1	3
Total	77	4
Net loans recovered	68	4
Additions to allowance charged to operating expenses	—	495
Allowance for loan losses at end of period	$6,696	$5,637
Ratio of net recoveries to average loans outstanding (annualized)	-0.06%	0.00%
Provision of allowance for loan losses to average loans outstanding (annualized)	0.00%	0.50%
Allowance for loan losses to loans net of deferred fees at end of period	1.41%	1.43%
Allowance for loan losses to non PPP loans net of deferred fees at end of period	1.60%	1.43%
42

It is the policy of management to maintain the allowance for loan losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Formula allocations are calculated by applying historical loss factors to outstanding loans with similar characteristics.  Historical loss factors are based upon the Company’s loss experience. These historical loss factors are adjusted for changes in the business cycle and for significant factors that, in management's judgment, affect the collectability of the loan portfolio as of the evaluation date.  The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances.  The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions. Based on information currently available, management believes that the allowance for loan losses is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

Other Real Estate Owned

At March 31, 2021 and December 31, 2020, the Company had one other real estate owned (“OREO”) property totaling $800,000. During the first quarter of 2021, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at March 31, 2021 nor at year-end 2020. The Company believes that the OREO property owned at March 31, 2021 was carried approximately at fair value.

Deposits

At March 31, 2021, total deposits were $788,569,000 representing a $44,392,000 (6.0%) increase from the December 31, 2020 balance of $744,177,000. The Company’s deposit growth plan for 2021 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while continuing to focus on maintaining an overall lower cost of funds than our peer group, while at the same time retaining our high-valued deposit relationships. During the first quarter of 2021, the Company experienced increases in noninterest-bearing checking ($9,619,000 or 2.9%), interest-bearing checking ($12,081,000 or 14.7%), money market savings ($10,545,000 or 6.0%), savings ($6,307,000 or 7.2%), and time deposits ($5,840,000 or 8.4%). Some of the deposit increase can be attributed to our business accounts depositing the funds received from their PPP loans into their accounts held at American River Bank, as well as, balance increases due to the deferral payroll tax payments and other government programs.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2021 and December 31, 2020, consist of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	March 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$7,000	0.54%	$7,000	0.54%
Long-term borrowings:
FHLB advances	$13,787	1.13%	$13,787	1.13%

The maximum amount of short-term borrowings at any month-end during the first three months of 2021 and 2020 was $7,000,000 and $12,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands) as of March 31, 2021:

	Short-term	Long-term
Amount	$7,000	$13,787
Maturity	2021	2022 to 2025
Weighted average rates	0.54%	1.13%

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

At March 31, 2021, shareholders’ equity was $92,891,000, representing a decrease of $204,000 (0.2%) from $93,095,000 at December 31, 2020. The decrease results from net income for the period ($2,647,000), stock based compensation and stock options exercised ($105,000), being less than decrease from other comprehensive income ($2,540,000) and the payment of cash dividends ($416,000). Table Ten below lists the Company’s and American River Bank’s capital ratios at March 31, 2021 and December 31, 2020, as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution. While the Company has elected to adopt the community bank leverage ratio framework in which it is no longer required to report the risk-based capital ratios, we believe reporting them to our shareholders allows them to compare the ratios of companies of similar size and, therefore, are presented below.

Table Ten: Capital Ratios
			Minimum Regulatory Capital Requirements
Capital to Risk-Adjusted Assets	March 31, 2021	December 31, 2020	2021	2020
American River Bankshares
Leverage Ratio	8.5%	8.3%	N/A	N/A
Tier 1 Risk-Based Capital	15.5%	15.0%	N/A	N/A
Total Risk-Based Capital	16.7%	16.2%	N/A	N/A

American River Bank
Leverage Ratio	8.5%	8.4%	6.5%	6.5%
Common Equity Tier 1 Risk-Based Capital	15.6%	15.1%	7.0%	7.0%
Tier 1 Risk-Based Capital	15.6%	15.1%	8.5%	8.5%
Total Risk-Based Capital	16.9%	16.4%	10.5%	10.5%

On February 17, 2021, the Company paid a $0.07 per common share cash dividend to shareholders of record on February 3, 2021. This 2021 quarterly dividend follows four quarterly cash dividends, totaling $0.28 per share, paid in 2020. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Accordingly, we cannot provide any assurance that we will continue to pay cash dividends at the same historical rates, or at all. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2021 and December 31, 2020.

The Bank’s capital requirements consist of the following: (i) a common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2021 and 2020.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2021 were approximately $43,649,000 and $60,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2021, consolidated liquid assets totaled $220.1 million or 24.0% of total assets compared to $191.2 million or 22.0% of total assets on December 31, 2020. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2021, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2021, the Bank could have arranged for up to $172,836,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2021, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $20,787,000, leaving $152,049,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2021, the Company’s borrowing capacity at the Federal Reserve Bank was $6,062,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2021 and December 31, 2020, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $43,709,000 and $32,851,000 at March 31, 2021 and December 31, 2020, respectively. As a percentage of net loans these off-balance sheet items represent 9.3% and 7.0%, respectively.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one-year and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company's net interest income utilizing a detailed current balance sheet. Table Eleven below summarizes the effect on net interest income (NII) of a ±100 and ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2021
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$597	$1,954
+200bp	$1,174	$3,958
-100bp	$(621)	$(2,089)
-200bp	$(1,351)	$(4,163)

After a review of the model results as of March 31, 2021, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

Except as described below, there have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2020, filed with the Securities and Exchange Commission on March 18, 2021.

Because the market price of Marin Bancorp common stock will fluctuate, the Company's shareholders cannot be sure of the exact value of the consideration they will receive in the Merger.

Upon the effective time of the Merger described above, each share of Company common stock will be cancelled and converted into the right to receive the Merger Consideration, consisting of shares of Marin Bancorp common stock pursuant to the terms of the Merger Agreement. The value of the Merger Consideration to be received by Company shareholders will be based on an Exchange Ratio, which is fixed at 0.575 shares of Marin Bancorp common stock for each share of Company common stock. Because the price of Marin Bancorp common stock could fluctuate during the period of time between the date of this filing and the time the Company's shareholders actually receive their shares of Marin Bancorp common stock as merger consideration, the Company's shareholders will be subject to the risk of a decline in the price of Marin Bancorp common stock during this period. The Company does not have the right to terminate the Merger Agreement or to re-solicit the vote of its shareholders solely because of changes in the market prices of Marin Bancorp common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the values and perceptions of financial services stocks generally and Marin Bancorp in particular, changes in Marin Bancorp's business, operations and prospects and regulatory considerations. Many of these factors are beyond Marin Bancorp's control. Accordingly, the Company's shareholders will not know or be able to calculate the exact value of the shares of Marin Bancorp common stock they will receive upon completion of the Merger until actual consummation of the Merger.

Directors and officers of the Company have some interests in the Merger that are in addition to or different than the interests of the Company's shareholders.

The Company's directors and officers have interests in the Merger as individuals that are in addition to, or different from, their interests as shareholders of the Company, which include:

The Company's directors and officers will have the vesting of their Company stock options and Company restricted stock accelerated and (i) the Company restricted stock shall be converted into the right to receive the Merger Consideration and (ii) holders of Company options will receive cash based on the difference between the value of Marin Bancorp common stock as of a set time prior to the Merger and the strike price of the options.

The agreement of Marin Bancorp to honor indemnification obligations of the Company for a period of six (6) years, as well as to purchase liability insurance for the Company's directors and officers for six (6) years following the merger, subject to the terms of the Merger Agreement;

Cash payments to certain officers of the Company in the aggregate amount of approximately $2.7 million, on a pre-tax basis, pursuant to the terms of their respective employment-related agreements with the Company and assumption of certain deferred compensation arrangements and other employee benefits the Company’s officers had previously entered into; and

The appointment of two directors of the Company to the Board of Directors of Marin Bancorp and Bank of Marin effective upon completion of the merger;

The termination fee and the restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.

Until the completion of the Merger, with some limited exceptions, the Company is prohibited from soliciting, initiating, encouraging or participating in any discussion of or otherwise considering any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Marin Bancorp. In addition, the Company has agreed to pay a termination fee to Marin Bancorp in specified circumstances. These provisions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company's shareholders than Marin Bancorp has offered in the Merger.

Marin Bancorp may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, Marin Bancorp's ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of Marin Bancorp and the Company in a manner that does not materially disrupt the existing customer relationships of the Company or result in decreased revenues resulting from any loss of customers and that permits growth opportunities to occur. If Marin Bancorp is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Marin Bancorp and the Company have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Marin Bancorp's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies could also divert management attention and resources. These integration matters could have an adverse effect on each of Marin Bancorp and the Company during the transition period and on the combined company following completion of the merger.

The merger may distract management of the Company and Marin Bancorp from their other responsibilities.

The merger could cause the management of the Company and Marin Bancorp to focus their time and energies on matters related to the Merger that otherwise would be directed to their respective businesses and operations. Any such distraction on the part of management, if significant, could affect the ability of Marin Bancorp and the Company to service existing business and develop new business and may adversely affect their businesses and earnings.

The market price of Marin Bancorp common stock after the Merger may be affected by factors different from those affecting the shares of the Company or Marin Bancorp currently.

Upon completion of the Merger, holders of Company common stock will become holders of Marin Bancorp common stock. Marin Bancorp's business differs from that of the Company, and, accordingly, the financial condition and results of operations of the combined company and the market price of Marin Bancorp common stock after the completion of the Merger may be affected by certain factors which are different from those currently affecting the financial condition and results of operations of the Company or Marin Bancorp on a standalone basis.

The Merger is subject to the receipt of approvals or waivers from regulatory authorities that may impose conditions that could have an adverse effect on Marin Bancorp.

Before the Merger can be completed, various approvals or waivers must be obtained from bank regulatory authorities. Regulatory approval or waivers are not guaranteed and even if granted, the bank regulatory authorities may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Although the Company does not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger, imposing additional costs on, or limiting the revenues of Marin Bancorp following the Merger or causing the Merger Agreement to terminate.

The Merger cannot be completed unless the Marin Bancorp shareholders approve the Merger Agreement and the issuance of Marin Bancorp common stock in the merger and the Company's shareholders approve the Merger Agreement.

In order for the Merger to be completed, the Marin Bancorp shareholders must approve the Merger Agreement and the issuance of Marin Bancorp common stock in the Merger and the Company shareholders must approve the Merger Agreement and the other transactions contemplated by the Merger Agreement. If either or both of these required votes is not obtained from the shareholders of each of the respective companies, the merger may not be consummated.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the prices of Marin Bancorp common stock and the Company's common stock to decline.

Consummation of the Merger is subject to customary conditions to closing in addition to the receipt of the required regulatory approvals and approval of the Company's shareholders of the Merger Agreement and the approval of Marin Bancorp's shareholders of the issuance of Marin Bancorp common stock in connection with the Merger. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, Marin Bancorp and the Company may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by the Company's shareholders and the issuance of Marin Bancorp common stock in connection with the Merger is approved by Marin Bancorp's shareholders, including if the merger has not been completed on or before December 31, 2021. If the merger is not completed, the respective trading prices of Marin Bancorp common stock and Company common stock on the Nasdaq Stock Market may decline to the extent that the current prices reflect a market assumption that the Merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the Merger.

The shares of Marin Bancorp common stock to be received by Company shareholders as a result of the Merger will have different rights than shares of the Company's common stock.

Upon completion of the Merger, the Company's shareholders will become Marin Bancorp shareholders and their rights as shareholders will be governed by the Marin Bancorp articles of incorporation and bylaws. The rights associated with Company common stock are different from the rights associated with Marin Bancorp common stock.

Holders of Company common stock will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Holders of Company common stock currently have the right to vote in the election of the board of directors and on other matters affecting the Company. Upon the completion of the Merger, each Company shareholder who receives shares of Marin Bancorp common stock will become a shareholder of the Company with a percentage ownership of Marin Bancorp that is smaller than the shareholder’s percentage ownership of the Company. In the aggregate, the Company’s current shareholders are expected to own approximately 20.5% of the outstanding shares of Marin Bancorp common stock when the Merger is completed. Because of this, Company shareholders may have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

We will be subject to contractual restrictions and business uncertainties while the merger with Marin Bancorp is pending.

Although there is no assurance as to the exact timing, the merger currently is expected to close at the end of the third quarter of 2021 or early in the fourth quarter of 2021. The Merger Agreement requires us to operate in the ordinary course of business pending the Merger's completion, but restricts us from certain activities, including making acquisitions or opening of new branches, divestitures, issuance of securities and other customary restrictions without Marin Bancorp's consent. These restrictions may limit or prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger, and which we might pursue absent the Merger Agreement.

Uncertainty about the effects of the merger on our employees and customers may have an adverse effect on us. Certain employees may experience uncertainty about their future roles. These uncertainties may make it more difficult for us to attract, retain and motivate key personnel until the merger is completed, and could cause our customers and others that deal with us to consider changing existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to seek the merging parties' customers and to hire certain of their staffs. If key employees depart the Company or American River Bank in light of uncertainty over the merger or our integration efforts with Marin Bancorp, our business could be adversely affected.

The fairness opinion received by the Company’s board of directors has not been, and is not expected to be, updated to reflect any changes in circumstances that may have occurred since the date of the opinion.

The fairness opinions of Piper Sandler was delivered to the Company’s board of directors on April 16, 2021. Changes in the operations and prospects of Marin Bancorp or the Company, general market and economic conditions and other factors which may be beyond the control of Marin Bancorp and the Company may have altered the value of Marin Bancorp or the Company or the sale prices of shares of Marin Bancorp common stock and Company common stock as of the date hereof, or may alter such values and sale prices by the time the Merger is completed. The opinion from Piper Sandler, dated April 16, 2021, does not speak as of any date other than the date of that opinion.

Termination of the Merger Agreement could negatively affect us.

If, for any reason, the Merger Agreement is terminated, our business may be adversely affected as a result of not pursuing other beneficial opportunities prior to such termination and our management focus on completing the merger. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration Marin Bancorp has agreed to provide in the merger, especially if the termination fee becomes payable as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares during 2020 or the first three months of 2021 and does not currently have a stock repurchase program in place.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Document Description

(10.1)	First amendment to the Employment Agreement, dated September 20, 2006, by and between American River Bankshares and Kevin B. Bender (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K on February 23, 2021).

(10.2)	First amendment to the Employment Agreement, dated September 20, 2006, by and between American River Bankshares and Mitchell A. Derenzo (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K on February 23, 2021).

(10.3)	First amendment to the Employment Agreement, dated May 15, 2018, by and between American River Bank and Dan C. McGregor (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K on February 23, 2021).

(10.4)	Agreement to Merge and Plan of Reorganization between American River Bankshares and Bank of Marin Bancorp, a California corporation (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K on April 19, 2021).

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
** Furnished herewith
51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 6, 2021	By:	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 6, 2021	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
52